Form 10-Q
period 2024-03-31
Bayview Acquisition Corp
filed 2024-05-15
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41890

BAYVIEW ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Ave, Suite 2446

New York, NY 10170

(Address of principal executive offices and zip code)

(347) 627-0058

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share and one right	BAYAU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	BAYA	The Nasdaq Stock Market LLC
Rights, each right entitling the holder thereof to one-tenth of one ordinary share	BAYAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 15, 2024, there were 7,732,500 ordinary shares, par value $0.0001 issued and outstanding.

BAYVIEW ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	1
	Unaudited Statements of Operations for the Three months ended March 31, 2024 and for the period from February 16, 2023 (inception) through March 31, 2023	2
	Unaudited Statements of Changes in Shareholders’ Deficit (Equity) for the Three months ended March 31, 2024 and for the period from February 16, 2023 (inception) through March 31, 2023	3
	Unaudited Statements of Cash Flows for the Three months ended March 31, 2024 and for the period from February 16, 2023 (inception) through March 31, 2023	4
	Notes to Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$331,872	$582,308
Other receivables (Note 6)	199,677	-
Prepaid expenses	132,500	72,014
Total current assets	664,049	654,322
Prepaid expenses – non-current	13,310	29,677
Investment held in trust account	60,861,367	60,107,055
Total Assets	$61,538,726	$60,791,054

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs and expenses	$466,055	$303,759
Due to related party	-	10,000
Total Current Liabilities	466,055	313,759
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	2,566,055	2,413,759

Commitments and contingencies

Ordinary shares subject to possible redemption (6,000,000 shares at redemption value of $10.14 and $10.02 as of March 31, 2024 and December 31, 2023, respectively)	60,861,367	60,107,055

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 and 1,957,500 shares issued and outstanding (excluding 6,000,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	173	196
Additional paid-in capital	-	-
Accumulated deficit	(1,888,869)	(1,729,956)
Total Shareholders’ Deficit	(1,888,696)	(1,729,760)
Total Liabilities and Shareholders’ Deficit	$61,538,726	$60,791,054

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2024	For the Period from February 16, 2023 (Inception) Through March 31, 2023
Formation and operating costs	$158,936	$3,105
Loss from operations	(158,936)	(3,105)

Other Income:
Interest and dividend earned on securities held in trust account	754,312	-
Total other income	754,312	-

Net income (loss)	$595,376	$(3,105)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	6,000,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.11	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,799,258	1,500,000 (1)
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$(0.00)

(1)	Excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On December 14, 2023, additional 287,500 shares were issued to the Sponsors for a consideration of $100. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5 and 7).

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2024	1,957,500	$196	$-	$(1,729,956)	$(1,729,760)

Forfeiture of ordinary shares by Sponsors	(225,000)	(23)	23	-	-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(23)	(754,289)	(754,312)
Net income	-	-	-	595,376	595,376
Balance as of March 31, 2024	1,732,500	$173	$-	$(1,888,869)	$(1,888,696)

FOR THE PERIOD FROM FEBRUARY 16, 2023 (INCEPTION) THROUGH MARCH 31, 2023

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares (1)	Amount	Capital	Deficit)	Equity
Balance as of February 16, 2023	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsors	1,725,000	173	24,927	-	25,100
Net loss	-	-	-	(3,105)	(3,105)
Balance as of March 31, 2023	1,725,000	$173	$24,927	$(3,105)	$21,995

(1)	Includes up to 225,000 shares of ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter. On December 14, 2023, additional 287,500 shares were issued to the Sponsors for a consideration of $100. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5 and 7).

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Period from February 16, 2023 (inception) through March 31, 2023
Cash flows from operating activities:
Net income (loss)	$595,376	(3,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income earned on investments held in Trust Account	(754,312)	-
Accrued offering costs and expenses	35,563
Prepaid expenses	(87,386)	-
Due to related party	(10,000)	-
Other receivables	(29,677)	-
Formation and operating costs	-	3,105
Net cash used in operating activities	(250,436)	-

Net change in cash	(250,436)	-
Cash at beginning of period	582,308	-
Cash at end of period	$331,872	-

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	754,312	-
Deferred offering costs paid by Sponsors in exchange for issuance of ordinary shares	-	25,100
Deferred offering costs paid by related party	-	113,305
Deferred offering costs included in accrued expenses	-	15,995
Prepaid expenses included in due to related party	$-	$1,429

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2024, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through March 31, 2024 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 900,000 additional Units to cover over-allotment, if any, at the IPO price less the underwriting discounts and commissions. On January 28, 2024, the underwriter did not exercise their over-allotment option and hence a total of 225,000 ordinary shares were forfeited by the Sponsors.

The Company will have until 9 months from the closing of the Initial Public Offering (or up to 18 months, if we extend the time to complete a business combination as described in this prospectus) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less certain amount of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Going Concern Consideration

As of March 31, 2024, the Company had cash of $331,872 and a working capital of $197,994. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on April 16, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $331,872 and $582,308 as of March 31, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of March 31, 2024 and December 31, 2023, the Trust Account had balances of $60,861,367 and $60,107,055, respectively. The interests earned from the trust account totaled $754,312 for the three months ended March 31, 2024, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three months ended	For the period from February 16, 2023 (inception)
	March 31, 2024	through March 31, 2023
Net income (loss)	$595,376	$(3,105)
Income earned on investment held in Trust Account	(754,312)	-
Net loss including accretion of equity into redemption value	$(158,936)	$(3,105)

	Three months ended March 31, 2024		For the period from February 16, 2023 (inception) through March 31, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	6,000,000	1,799,258	-	1,500,000

Numerators:
Allocation of net loss including accretion of temporary equity	$(122,270)	$(36,666)	-	$(3,105)
Income earned on investment held in Trust Account	754,312	—	-	—
Allocation of net income (loss)	632,042	(36,666)	-	(3,105)

Denominators:
Weighted-average shares outstanding	6,000,000	1,799,258	-	1,500,000
Basic and diluted net income (loss) per share	$0.11	$(0.02)	-	$(0.00)

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

At March 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	754,312
Ordinary shares subject to possible redemption as of March 31, 2024	60,861,367

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

On January 28, 2024, a total of 225,000 ordinary shares were forfeited by the Sponsors subsequent to the IPO as the underwriter’s over-allotment option was not exercised.

Promissory Note — Related Party

On February 23, 2023, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the IPO. On the date of closing of the IPO, no amounts were outstanding under the Promissory Note and the Promissory Note then expired upon the consummation of the IPO.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on December 19, 2023. As of March 31, 2024 and December 31, 2023, amount due to related party was 0 and $10,000 for the administration service fee, respectively.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotment, at the IPO price less the underwriting discounts and commissions. On January 28, 2024, the underwriter did not exercise their over-allotment option and hence a total of 225,000 ordinary shares were forfeited by the Sponsors.

The underwriter was entitled to a cash underwriting discounts of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable upon the closing of the IPO. The cash underwriting discount of $1,200,000 was paid on December 19, 2023.

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated March 31, 2024.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with the potential target company, the potential target company will be responsible for the expenses incurred in connection with the business combination. During the three months ended March 31, 2024, $170,000 of business combination related cost has been incurred. As of March 31, 2024, the receivable from the potential target company and accrued to service providers was $170,000.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no preferred shares issued or outstanding.

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

On December 14, 2023, the Company issued 287,500 founder shares for a consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 founder shares and Peace Investment Holdings Limited holding a total of 1,155,750 founder shares. The payment of $100 was received on December 27, 2023. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. On January 28, 2024, a total of 225,000 ordinary shares were forfeited by the Sponsors as the underwriters did not exercise their over-allotment option.

Considered the nominal issuance, there was 1,725,00 ordinary shares issued and outstanding and no 6,000,000 public ordinary shares subject to redemption as of March 31, 2023. A total of 225,000 ordinary shares held by the Sponsors were subject to forfeiture as of March 31, 2023.

As of March 31, 2024 and December 31, 2023, there were 1,732,500 and 1,957,500 ordinary shares issued and outstanding, respectively, excluding the 6,000,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$60,861,367	$60,861,367	$—	$—

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$60,107,055	$60,107,055	$—	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Bayview,” “our,” “us” or “we” refer to Bayview Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. As well as the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on April 16, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 16, 2023 (inception) to March 31, 2024, have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below and identifying a target company for initial Business Combination.. Following our IPO, we would not generate any operating revenues until the completion of our initial business combination. We would generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $595,376, which consists of income earned on investment held in Trust Account of $754,312 offset by loss of $158,936 derived from formation and operating costs.

For the period from February 16, 2023 (inception) through March 31, 2023, we had a net loss of $3,105, which consists of loss of $3,105 derived from formation and operating costs.

Liquidity and Capital Resources

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

We granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the IPO price to cover over-allotment, if any. On January 28, 2023, a total of 225,000 ordinary shares were forfeited by the Sponsors since the underwriter did not exercise their over-allotment option.

As of March 31, 2024, our cash and cash equivalent balance was $331,872. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As indicated in the accompanying financial statements, as of March 31, 2024, we had a working capital of $197,994. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2024, solely due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on December 19, 2023, and (ii) our annual report on Form 10-K filed with the SEC on April 16, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on December 19, 2023 or (ii) our annual report on Form 10-K filed with the SEC on April 16, 2024, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 23, 2023, our sponsor, Bayview Holding LP acquired 1,437,500 founder shares for an aggregate purchase price of $25,000, of which Bayview Holding LP owns 474,375 ordinary shares and Peace Investment Holdings Limited owns 963,125 ordinary shares. On December 14, 2023, the Company issued an additional 287,500 founder shares for consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 founder shares and Peace Investment Holdings Limited holding a total of 1,155,750 founder shares as of the date of the Registration Statement. On January 28, 2024, a total of 225,000 founder shares were forfeited by the Sponsors as the underwriters did not exercise their over-allotment option.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYVIEW ACQUISITION CORP

By:	/s/ Xin Wang
Name:	Xin Wang
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Quarterly Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/Xin Wang	Principal Executive Officer and Director	May 15, 2024
Xin Wang	(Principal Executive Officer)

/s/ David Bamper	Principal Financial Officer	May 15, 2024
David Bamper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yuk Man Lau	Chairman	May 15, 2024
Yuk Man Lau

