Form 10-Q
period 2024-06-30
Bayview Acquisition Corp
filed 2024-08-14
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 7,732,500 ordinary shares, par value $0.0001 issued and outstanding.

BAYVIEW ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	3
	Unaudited Statements of Operations for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023 and for the period from February 16, 2023 (inception) through and June 30, 2023	4
	Unaudited Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2024 and for the period from February 16, 2023 (inception) through June 30, 2023	5
	Unaudited Statements of Cash Flows for the six months ended June 30, 2024 and for the period from February 16, 2023 (inception) through June 30, 2023	6
	Notes to Unaudited Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$225,548	$582,308
Other receivables (Note 6)	21,200	-
Prepaid expenses	108,665	72,014
Total current assets	355,413	654,322
Prepaid expenses – non-current	-	29,677
Investment held in trust account	61,575,161	60,107,055
Total Assets	$61,930,574	$60,791,054

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs and expenses	$265,613	$303,759
Due to related party	-	10,000
Total Current Liabilities	265,613	313,759
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	$2,365,613	$2,413,759

Commitments and contingencies

Ordinary shares subject to possible redemption (6,000,000 shares at redemption value of $10.26 and $10.02 as of June 30, 2024 and December 31, 2023, respectively)	61,575,161	60,107,055

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 and 1,957,500 shares issued and outstanding (excluding 6,000,000 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	173	196
Additional paid-in capital	-	-
Accumulated deficit	(2,010,373)	(1,729,956)
Total Shareholders’ Deficit	(2,010,200)	(1,729,760)
Total Liabilities and Shareholders’ Deficit	$61,930,574	$60,791,054

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023		For The Six Months Ended June 30, 2024	For the Period from February 16, 2023 (inception) Through June 30, 2023
Formation and operating costs	$121,504	$-		$280,440	$3,105
Loss from operations	(121,504)	-		(280,440)	(3,105)

Other Income:
Interest and dividend earned on securities held in trust account	713,793	-		1,468,106	-
Total other income	713,793	-		1,468,106	-

Net Income (Loss)	$592,289	$-		$1,187,666	$(3,105)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	6,000,000	-		6,000,000	-
Basic and diluted net income per shares, redeemable shares	$0.10	$-		$0.21	$-
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	1,732,500	1,500,000	(1)	1,765,879	1,500,000 (1)
Basic and diluted net loss per shares, non-redeemable shares	$(0.02)	$(0.00)		$(0.04)	$(0.00)

(1)	Excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On December 14, 2023, additional 287,500 shares were issued to the Sponsors for a consideration of $100. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5 and 7).

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	1,957,500	$196	$-	$(1,729,956)	$(1,729,760)

Forfeiture of ordinary shares by Sponsors	(225,000)	(23)	23	-	-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(23)	(754,289)	(754,312)
Net income	-	-	-	595,376	595,376
Balance as of March 31, 2024	1,732,500	$173	$-	$(1,888,869)	$(1,888,696)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(713,793)	(713,793)
Net income	-	-	-	592,289	592,289
Balance as of June 30, 2024	1,732,500	$173	$-	$(2,010,373)	$(2,010,200)

FOR THE PERIOD FROM FEBRUARY 16, 2023 (INCEPTION) THROUGH JUNE 30, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of February 16, 2023	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsors	1,725,000	173	24,927	-	25,100
Net loss	-	-	-	(3,105)	(3,105)
Balance as of March 31, 2023	1,725,000	$173	$24,927	$(3,105)	$21,995
Net loss	-	-	-	-	-
Balance as of June 30, 2023	1,725,000	$173	$24,927	$(3,105)	$21,995

(1)	Includes up to 225,000 shares of ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter. On December 14, 2023, an additional 287,500 shares were issued to the Sponsors for a consideration of $100. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5 and 7).

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Period from February 16, 2023 (inception) through June 30, 2023
Cash flows from operating activities:
Net income (loss)	$1,187,666	$(3,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income earned on investments held in Trust Account	(1,468,106)	-
Accrued offering costs and expenses	(59,346)
Prepaid expenses	(6,974)	-
Due to related party	(10,000)	-
Formation and operating costs	-	3,105
Net cash used in operating activities	(356,760)	-

Net change in cash	(356,760)	-
Cash at beginning of period	582,308	-
Cash at end of period	$225,548	$-

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,468,106	-
Deferred offering costs paid by Sponsors in exchange for issuance of ordinary shares	-	25,100
Deferred offering costs paid by related party	-	122,633
Deferred offering costs included in accrued expenses	-	19,995
Prepaid expenses included in due to related party	$-	$956

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 1 -ORGANIZATION AND BUSINESS OPERATIONS

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2024, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through June 30, 2024 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

On June 7, 2024, the Company entered into the execution of an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Oabay Holding Company, a Cayman Islands exempted company limited by shares (“PubCo”), Bayview Acquisition Corp, a Cayman Islands exempted company limited by shares (“SPAC”), Bayview Merger Sub 1 Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), Bayview Merger Sub 2 Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 2”), Oabay Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 3”), BLAFC Limited, a business company limited by shares in the British Virgin Islands, Bayview Holding LP, a Delaware limited partnership, and Peace Investment Holdings Limited, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, (i) SPAC will merge with and into Merger Sub 1, with SPAC surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands (the “Act”) (the “First SPAC Merger”), (ii) immediately following the First SPAC Merger, SPAC will merge with and into Merger Sub 2, with Merger Sub 2 surviving the Merger in accordance with the Act (the “Second SPAC Merger” and together with the First SPAC Merger, the “Initial Mergers”), and (iii) following the Initial Mergers, Merger Sub 3 will merge with and into the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of PubCo in accordance with the Act (the transactions contemplated by the Merger Agreement, the “Business Combination”).

On June 26, 2024, the Company entered into Amendment No. 1 to the Merger Agreement, pursuant to which all parties agreed to revise the earnout milestones to reflect new consolidated revenue metrics. Among other things, the Amendment revises the Merger Agreement to provide that, if the PubCo 2024 Audited Financials (as defined in the Merger Agreement) do not reflect consolidated revenue in excess of RMB 436,000,000.00 during fiscal year 2024 or the PubCo 2025 Audited Financials (as defined in the Merger Agreement) do not reflect consolidated revenues in excess of RMB 583,000,000.00 during fiscal year 2025, but the total consolidated revenue reflected by the PubCo 2024 Audited Financials and the PubCo 2025 Audited Financials is in excess of RMB 1,019,000,00.00, the Pro Rata Portion (as defined in the Merger Agreement) of 6,000,000 Earnout Shares (as defined in the Merger Agreement) will be issued and delivered by PubCo to each Earnout Shareholder (as defined in the Merger Agreement) within five (5) business days following the date of filing of the PubCo 2025 Audited Financials. Previously, the Pro Rata Portion of 6,000,000 Earnout Shares was to be delivered only if the PubCo 2024 Audited Financials do not reflect consolidated revenue in excess of RMB 436,000,000.00 during fiscal year 2024 but the total consolidated revenue reflected by the PubCo 2024 Audited Financials and the PubCo 2025 Audited Financials is in excess of RMB 1,019,000,00.00 during fiscal year 2025.

Going Concern Consideration

As of June 30, 2024, the Company had cash of $225,548 and a working capital of $89,800. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $225,548 and $582,308 as of June 30, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of June 30, 2024 and December 31, 2023, the Trust Account had balances of $61,575,161 and $60,107,055, respectively. The interests earned from the trust account totaled $1,468,105 and $713,793 for the six and three months ended June 30, 2024, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For The Three Months	For The Three Months	For The Six Months	For the period From February 16, 2023 (inception)
	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income (loss)	$592,289	$-	$1,187,666	$(3,105)
Interest earned from trust account	(713,793)	-	(1,468,106)	-
Net loss including accretion of temporary equity to redemption value	$(121,504)	$-	$(280,440)	$(3,105)

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(94,280)	$(27,224)	$-	$-
Income earned on investment held in Trust Account	713,793	-	-	—
Allocation of net income (loss)	$619,513	$(27,224)	$-	$-

Denominators:
Weighted-average shares outstanding	6,000,000	1,732,500	-	1,500,000
Basic and diluted net income (loss) per share	$0.10	$(0.02)	$-	$-

	For the Six months Ended June 30, 2024		For the period from February 16, 2023 (inception) through June 30, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(216,671)	$(63,769)	$-	$(3,105)
Income earned on investment held in Trust Account	1,468,106	—	-	—
Allocation of net income (loss)	$1,251,435	$(63,769)	$-	$(3,105)

Denominators:
Weighted-average shares outstanding	6,000,000	1,765,879	-	1,500,000
Basic and diluted net income (loss) per share	$0.21	$(0.04)	$-	$(0.00)

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

At June 30, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,468,106
Ordinary shares subject to possible redemption as of June 30, 2024	$61,575,161

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

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

NOTE 4 - PRIVATE PLACEMENTS

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

NOTE 5 - RELATED PARTIES

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

Promissory Note - Related Party

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

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on December 19, 2023. As of June 30, 2024 and December 31, 2023, amount due to related party was 0 and $10,000 for the administration service fee, respectively.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related part of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the six months ended June 30, 2024 and during the period from February 16, 2023 (inception) through June 30, 2023, service fee of $10,500 and $0 have been incurred for these services.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated June 30, 2024.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with the Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. During the six months ended June 30, 2024, $311,200 of business combination related cost has been incurred, and $290,000 was reimbursed by Oabay. This activity has been recorded net in accompanying financial statements. As of June 30, 2024, the receivable from Oabay and accrued to service providers was $21,200.

Finder’s Agreement

The Company entered into an agreement with a consultant to help introduce and identify potential business targets and negotiate terms of potential Business Combination. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an aggregate of 600,000 shares of the combined listing entity upon the closing of the Business Combination.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

On February 23, 2023, our sponsor, Bayview Holding LP, acquired 1,437,500 founder shares for an aggregate price of $25,000. 963,125 founder shares were transferred to our sponsor Peace Investment Holdings Limited on March 14, 2023.

On December 14, 2023, the Company issued 287,500 founder shares for a consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 founder shares and Peace Investment Holdings Limited holding a total of 1,155,750 founder shares. The payment of $100 was received on December 27, 2023. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. On December 14, 2023, simultaneously with the closing of the IPO, the Company consummated the private sale of 232,500 Private Placement Units, which includes 232,500 ordinary shares owned by the Sponsors.

On January 28, 2024, a total of 225,000 ordinary shares were forfeited by the Sponsors as the underwriters did not exercise their over-allotment option.

Considered the nominal issuance, there was 1,725,00 ordinary shares issued and outstanding and no 6,000,000 public ordinary shares subject to redemption as of June 30, 2023. A total of 225,000 ordinary shares held by the Sponsors were subject to forfeiture as of June 30, 2023.

As of June 30, 2024 and December 31, 2023, there were 1,732,500 and 1,957,500 ordinary shares issued and outstanding, respectively, excluding the 6,000,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 - Fair Value Measurements

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$61,575,161	$61,575,161	$-	$-

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$60,107,055	$60,107,055	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent event that is required disclosure in the financial statements:

(1)	In July 2024, the Company transferred its trust account from Bank of America to Morgan Stanley, with Equiniti Trust Company, LLC acting as the trustee.

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

Recent Developments

On June 7, 2024, the Company entered into the execution of an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Oabay Holding Company, a Cayman Islands exempted company limited by shares (“PubCo”), Bayview Acquisition Corp, a Cayman Islands exempted company limited by shares (“SPAC”), Bayview Merger Sub 1 Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), Bayview Merger Sub 2 Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 2”), Oabay Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 3”), BLAFC Limited, a business company limited by shares in the British Virgin Islands, Bayview Holding LP, a Delaware limited partnership, and Peace Investment Holdings Limited, a Delaware limited partnership, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, (i) SPAC will merge with and into Merger Sub 1, with SPAC surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands (the “Act”) (the “First SPAC Merger”), (ii) immediately following the First SPAC Merger, SPAC will merge with and into Merger Sub 2, with Merger Sub 2 surviving the Merger in accordance with the Act (the “Second SPAC Merger” and together with the First SPAC Merger, the “Initial Mergers”), and (iii) following the Initial Mergers, Merger Sub 3 will merge with and into the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of PubCo in accordance with the Act (the transactions contemplated by the Merger Agreement, the “Business Combination”).

On June 26, 2024, the Company entered into Amendment No. 1 to the Merger Agreement, pursuant to which all parties agreed to revise the earnout milestones to reflect new consolidated revenue metrics. Among other things, the Amendment revises the Merger Agreement to provide that, if the PubCo 2024 Audited Financials (as defined in the Merger Agreement) do not reflect consolidated revenue in excess of RMB 436,000,000.00 during fiscal year 2024 or the PubCo 2025 Audited Financials (as defined in the Merger Agreement) do not reflect consolidated revenues in excess of RMB 583,000,000.00 during fiscal year 2025, but the total consolidated revenue reflected by the PubCo 2024 Audited Financials and the PubCo 2025 Audited Financials is in excess of RMB 1,019,000,00.00, the Pro Rata Portion (as defined in the Merger Agreement) of 6,000,000 Earnout Shares (as defined in the Merger Agreement) will be issued and delivered by PubCo to each Earnout Shareholder (as defined in the Merger Agreement) within five (5) business days following the date of filing of the PubCo 2025 Audited Financials. Previously, the Pro Rata Portion of 6,000,000 Earnout Shares was to be delivered only if the PubCo 2024 Audited Financials do not reflect consolidated revenue in excess of RMB 436,000,000.00 during fiscal year 2024 but the total consolidated revenue reflected by the PubCo 2024 Audited Financials and the PubCo 2025 Audited Financials is in excess of RMB 1,019,000,00.00 during fiscal year 2025.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 16, 2023 (inception) to June 30, 2024, have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below and identifying a target company for initial Business Combination after the IPO. Following our IPO, we would not generate any operating revenues until the completion of our initial business combination. We would generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $592,289, which consists of income earned on investment held in Trust Account of $713,793 offset by loss of $121,504 derived from formation and operating costs.

For the six months ended June 30, 2024, we had a net income of $1,187,666, which consists of income earned on investment held in Trust Account of $1,468,106 offset by loss of $280,440 derived from formation and operating costs.

For the three months ended June 30, 2024, we had a net loss of 0.

For the period from February 16, 2023 (inception) through June 30, 2023, we had a net loss of $3,105, which consists of loss of $3,105 derived from formation and operating costs.

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

As of June 30, 2024, our cash and cash equivalent balance was $225,548. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As indicated in the accompanying financial statements, as of June 30, 2024, we had a working capital of $89,800. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of June 30, 2024, solely due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Signature	Position	Date

/s/Xin Wang	Principal Executive Officer and Director	August 14, 2024
Xin Wang	(Principal Executive Officer)

/s/ David Bamper	Principal Financial Officer	August 14, 2024
David Bamper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yuk Man Lau	Chairman	August 14, 2024
Yuk Man Lau

