Form 10-Q
period 2024-09-30
Bayview Acquisition Corp
filed 2024-11-14
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 5,441,511 ordinary shares, par value $0.0001 issued and outstanding.

BAYVIEW ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3
	Unaudited Statements of Operations for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023 and for the period from February 16, 2023 (inception) through and September 30, 2023	4
	Unaudited Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2024 and for the period from February 16, 2023 (inception) through September 30, 2023	5
	Unaudited Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from February 16, 2023 (inception) through September 30, 2023	6
	Notes to Unaudited Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$225,472	$582,308
Prepaid expenses	66,822	72,014
Total current assets	292,294	654,322
Prepaid expenses – non-current	-	29,677
Investment held in trust account	38,753,371	60,107,055
Total Assets	$39,045,665	$60,791,054

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs and expenses	$445,523	$303,759
Promissory note - extension	125,000	-
Due to related party	30,000	10,000
Total Current Liabilities	600,523	313,759
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	2,700,523	2,413,759

Commitments and contingencies

Ordinary shares subject to possible redemption (3,709,011 and 6,000,000 shares at redemption value of $10.45 and $10.02 as of September 30, 2024 and December 31, 2023, respectively)	38,753,371	60,107,055

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 and 1,957,500 shares issued and outstanding (excluding 3,709,011 and 6,000,000 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	173	196
Additional paid-in capital	-	-
Accumulated deficit	(2,408,402)	(1,729,956)
Total Shareholders’ Deficit	(2,408,229)	(1,729,760)
Total Liabilities and Shareholders’ Deficit	$39,045,665	$60,791,054

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For the Period from February 16, 2023 (inception) Through September 30, 2023
Formation and operating costs	$273,029	$3,823	$553,469	$6,928
Loss from operations	(273,029)	(3,823)	(553,469)	(6,928)

Other Income:
Interest and dividend earned on securities held in trust account	856,587	-	2,324,692	-
Total other income	856,587	-	2,324,692	-

Net Income (Loss)	$583,558	$(3,823)	$1,771,223	$(6,928)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,975,098	-	5,991,639	-
Basic and diluted net income per shares, redeemable shares	$0.11	$-	$0.32	$-
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	1,732,500	1,500,000 (1)	1,754,672	1,500,000 (1)
Basic and diluted net loss per shares, non-redeemable shares	$(0.05)	$(0.00)	$(0.09)	$(0.00)

(1)	Excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On December 14, 2023, additional 287,500 shares were issued to the Sponsors for a consideration of $100. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5 and 7).

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	1,957,500	$196	$-	$(1,729,956)	$(1,729,760)

Forfeiture of ordinary shares by Sponsors	(225,000)	(23)	23	-	-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(23)	(754,289)	(754,312)
Net income	-	-	-	595,376	595,376
Balance as of March 31, 2024	1,732,500	$173	$-	$(1,888,869)	$(1,888,696)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(713,793)	(713,793)
Net income	-	-	-	592,289	592,289
Balance as of June 30, 2024	1,732,500	$173	$-	$(2,010,373)	$(2,010,200)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(856,587)	(856,587)
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	-	-	-	(125,000)	(125,000)
Net income	-	-	-	583,558	583,558
Balance as of September 30, 2024	1,732,500	$173	$-	$(2,408,402)	$(2,408,229)

FOR THE PERIOD FROM FEBRUARY 16, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of February 16, 2023	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsors	1,725,000	173	24,927	-	25,100
Net loss	-	-	-	(3,105)	(3,105)
Balance as of March 31, 2023	1,725,000	$173	$24,927	$(3,105)	$21,995

Net loss	-	-	-	-	-

Balance as of June 30, 2023	1,725,000	$173	$24,927	$(3,105)	$21,995
Net loss	-	-	-	(3,823)	(3,823)
Balance as of September 30, 2023	1,725,000	173	24,927	(6,928)	18,172

(1)	Includes up to 225,000 shares of ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter. On December 14, 2023, additional 287,500 shares were issued to the Sponsors for a consideration of $100. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5 and 7).

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Period from February 16, 2023 (inception) through September 30, 2023
Cash flows from operating activities:
Net income (loss)	$1,771,223	(6,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income earned on investments held in Trust Account	(2,324,692)	-
Accrued offering costs and expenses	141,764
Prepaid expenses	34,869	-
Due to related party	20,000	-
Formation and operating costs	-	6,928
Net cash used in operating activities	(356,836)	-

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	23,803,376
Principal deposited into trust account in connection with extension	(125,000)
Net cash used in investing activities	23,678,376

Cash flows from financing activities:
Redemption of ordinary shares	(23,803,376)
Proceeds from promissory note	125,000
Net cash used in financing activities	(23,678,376)

Net change in cash	(356,836)	-
Cash at beginning of period	582,308	-
Cash at end of period	$225,472	-

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,324,692	-
Deferred offering costs paid by Sponsors in exchange for issuance of ordinary shares	-	25,100
Deferred offering costs paid by related party	-	106,167
Deferred offering costs included in accrued expenses	-	322,266
Prepaid expenses included in due to related party	$-	$473

The accompanying notes are an integral part of these unaudited financial statement.

BAYVIEW ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2024, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through September 30, 2024 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until the last extended date, June 19, 2025, to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less certain amount of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Extension

On September 16, 2024, the Company held an extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from September 19, 2024 to June 19, 2025, with all nine (9) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to nine (9) times, with all nine (9) extensions comprised of one month each from the Termination Date to June 19, 2025 by providing five days’ advance notice to the Trustee prior to the applicable Termination Date and depositing into the Trust Account $125,000 for each month in an Extension until June 19, 2025.

In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the holders of 2,290,989 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $23,803,376.

On September 16, 2024, the Company issued a promissory note to Oabay, pursuant to which the Company could borrow an aggregate of $125,000 to cover the expense in connection with the extension of the Business Combination (the “Extension Note 1”). Extension Note 1 bears no interest and is payable on the earlier of: (i) June 19, 2025, or (ii) promptly after the date of the consummation of the Business Combination. On September 16, 2024, the Company deposited $125,000 into the trust account to extend the timeline for the business combination from September 19, 2024 to October 19, 2024. As of September 30, 2024, $125,000 was outstanding under Extension Note 1.

Going Concern Consideration

As of September 30, 2024, the Company had cash of $225,472 and a working capital deficit of $308,229. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $225,472 and $582,308 as of September 30, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of September 30, 2024 and December 31, 2023, the Trust Account had balances of $38,753,371 and $60,107,055, respectively. The interests earned from the trust account totaled $856,587 and 2,324,692 for the three and nine months ended September 30, 2024, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For The Three Months	For The Three Months	For The Nine Months	For the period From February 16, 2023 (inception)
	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net income (loss)	$583,558	$(3,823)	$1,771,223	$(6,928)
Interest earned from trust account	(856,587)	-	(2,324,692)	-
Accretion of temporary equity into redemption value (extension deposit)	(125,000)	-	(125,000)	-
Net loss including accretion of temporary equity to redemption value	$(398,029)	$(3,823)	$(678,469)	$(6,928)

	For the three months ended September 30, 2024		For the three months ended September 30, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(308,560)	$(89,468)	$-	$(3,823)
Income earned on investment held in Trust Account	856,587	-	-	-
Accretion of temporary equity to redemption value (extension deposit)	125,000	-	-	-
Allocation of net income (loss)	$673,027	$(89,468)	$-	$(3,823)

Denominators:
Weighted-average shares outstanding	5,975,098	1,732,500	-	1,500,000
Basic and diluted net income (loss) per share	$0.11	$(0.05)	$-	$(0.00)

	For the nine months ended September 30, 2024		For the period from February 16, 2023 (inception) through September 30, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(524,785)	$(153,685)	$-	$(6,928)
Income earned on investment held in Trust Account	2,324,692	-	-	-
Accretion of temporary equity to redemption value (extension deposit)	125,000	-	-	-
Allocation of net income (loss)	$1,924,907	$(153,685)	$-	$(6,928)

Denominators:
Weighted-average shares outstanding	5,991,639	1,754,672	-	1,500,000
Basic and diluted net income (loss) per share	$0.32	$(0.09)	$-	$(0.00)

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

At September 30, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Less:
Withdrawn in connection with redemption	(23,803,376)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	125,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,324,692
Ordinary shares subject to possible redemption as of September 30, 2024	38,753,371

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

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on December 19, 2023. As of September 30, 2024 and December 31, 2023, amount due to related party was $30,000 and $10,000 for the administration service fee, respectively.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related part of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the nine months ended September 30, 2024 and during the period from February 16, 2023 (inception) through September 30, 2023, service fee of $15,750 and $0 have been incurred for these services.

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

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated September 30, 2024.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. During the nine months ended September 30, 2024, $311,200 of business combination related cost has been incurred, and $311,200 was reimbursed by Oabay. This activity has been recorded net in accompanying financial statements. As of September 30, 2024, the receivable from Oabay and accrued to service providers was 0.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preferred shares issued or outstanding.

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

Considered the nominal issuance, there was 1,725,000 ordinary shares issued and outstanding and no 6,000,000 public ordinary shares subject to redemption as of September 30, 2023. A total of 225,000 ordinary shares held by the Sponsors were subject to forfeiture as of September 30, 2023.

As of September 30, 2024 and December 31, 2023, there were 1,732,500 and 1,957,500 ordinary shares issued and outstanding, respectively, excluding the 3,709,011 and 6,000,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$38,753,371	$38,753,371	$—	$—

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$60,107,055	$60,107,055	$—	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent event that is required disclosure in the financial statements:

(1)	On October 14, 2024, the Company issued a promissory note to Oabay, pursuant to which the Company could borrow an aggregate of $125,000 to cover the expense in connection with the extension of the Business Combination (the “Extension Note 2”). Extension Note 2 bears no interest and is payable on the earlier of: (i) June 19, 2025, or (ii) promptly after the date of the consummation of the Business Combination. Oabay deposited $125,000 into the Company’s working capital account, which was later transferred to the Company’s trust account to extend the timeline of the business combination from October 19, 2024 to November 19, 2024.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 16, 2023 (inception) to September 30, 2024, have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below and identifying a target company for initial Business Combination.. Following our IPO, we would not generate any operating revenues until the completion of our initial business combination. We would generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $583,558, which consists of income earned on investment held in Trust Account of $856,587 offset by loss of $273,029 derived from formation and operating costs.

For the nine months ended September 30, 2024, we had a net income of $1,771,223, which consists of income earned on investment held in Trust Account of $2,324,692 offset by loss of $553,469 derived from formation and operating costs.

For the three months ended September 30, 2023, we had a net loss of $3,823, which consists of loss of $3,823 derived from formation and operating costs.

For the period from February 16, 2023 (inception) through September 30, 2023, we had a net loss of $6,928, which consists of loss of $6,928 derived from formation and operating costs.

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

As of September 30, 2024, our cash and cash equivalent balance was $225,472. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As indicated in the accompanying financial statements, as of September 30, 2024, we had a working capital deficit of $308,229. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of September 30, 2024, solely due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Redemptions

On September 16, 2024,a special meeting of the stockholders was held to extend the date by which the Company must consummate a business combination. In connection with this meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders 2,290,989 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $23,803,376. Following the redemptions, the Company has 5,441,511 ordinary shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1*	Second Amended and Restated Memorandum and Articles of Association (dated September 16, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signature	Position	Date

/s/Xin Wang	Principal Executive Officer and Director	November 14, 2024
Xin Wang	(Principal Executive Officer)

/s/ David Bamper	Principal Financial Officer	November 14, 2024
David Bamper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yuk Man Lau	Chairman	November 14, 2024
Yuk Man Lau

