Form 10-K
period 2024-12-31
Bayview Acquisition Corp
filed 2025-04-01
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2024

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
Yes ☒ No ☐

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $79,180,800. The Registrant’s units began trading on December 15, 2023.

As of March 31, 2025, there were 5,441,511 ordinary shares, par value $0.0001 issued and outstanding.

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

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company,” “SPAC,” and to “we,” “us,” and “our” refer to Bayview Acquisition Corp.

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

On February 23, 2023, Bayview Holding LP and Peace Investment Holdings Limited, our Sponsors, acquired an aggregate of 1,437,500 ordinary shares, par value $0.0001 per share (the “Ordinary Shares”) (up to 187,500 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), of which Bayview Holding LP owns 474,375 Ordinary Shares and Peace Investment Holdings Limited owns 963,125 Ordinary Shares. On December 14, 2023, the Company issued an additional 287,500 ordinary shares (the “Founder Shares”) for consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 Founder Shares and Peace Investment Holdings Limited holding a total of 1,155,750 Founder Shares as of the date of the Registration Statement.

As of December 31, 2024, and for the period from February 16, 2023 (inception) through December 31, 2024, the Company had not yet commenced any operations. All activity for the period from February 16, 2023 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2023 (the “Registration Statement”). Additionally, on December 14, 2023, the Company filed a registration statement on Form S-1MEF adding securities to the Registration Statement. On December 19, 2023 the Company consummated the Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the shares of Ordinary Shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Unit consists of one Ordinary Share and one right (the “Rights”), with each Right entitling the holder thereof to receive one-tenth of one Ordinary Share. Additionally, on January 28, 2024, the underwriters’ over-allotment option expired and the Sponsors forfeited an aggregate of 225,000 Founder Shares.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 232,500 Units (the “Private Placement Units”) to Bayview Holding LP and Peace Investment Holdings Limited (the “Sponsors”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,325,000.

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

Of the proceeds the Company received from the Initial Public Offering and the sale of the Private Placement Units, $60,000,000 ($10.00 per Public Share) was deposited into a U.S.-based trust account at Bank of America with Equiniti Trust Company, LLC, acting as trustee, with approximately $370,988 being used to pay fees and expenses in connection with the closing of the Initial Public Offering, including underwriting commissions of $1,200,000, and $566,582 being available for working capital following the Initial Public Offering. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Units that are deposited in the trust account will not be released from the trust account until the earliest to occur of (a) the completion of our initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our Public Shares if we are unable to complete our business combination within 18 months from the closing of the Initial Public Offering, subject to applicable law.

Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Merger Agreement

On June 7, 2024, Bayview Acquisition Corp entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Merger Agreement, dated as of June 26, 2024, the “Merger Agreement”) with Oabay Holding Company, a Cayman Islands exempted company limited by shares (“PubCo”), Oabay Inc., a Cayman Islands exempted company limited by shares (“Oabay”), Bayview Merger Sub I Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), Bayview Merger Sub 2, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 2”), Oabay Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 3”), BLAFC Limited, a business company limited by shares in the British Virgin Islands, Bayview Holding LP, a Delaware limited partnership, and Peace Investment Holdings Limited, a Delaware limited partnership, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, (i) SPAC will merge with and into Merger Sub 1, with SPAC surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands (the “Act”) (the “First SPAC Merger”), (ii) immediately following the First SPAC Merger, SPAC will merge with and into Merger Sub 2, with Merger Sub 2 surviving the merger in accordance with the Act (the “Second SPAC Merger,” and together with the First SPAC Merger, the “Initial Mergers”), and (iii) following the Initial Mergers, Merger Sub 3 will merge with and into Oabay, with Oabay being the surviving entity and becoming a wholly-owned subsidiary of PubCo in accordance with the Act (the “Acquisition Merger,” and together with the Initial Mergers, the “Mergers”) (the transactions contemplated by the Merger Agreement, including, but not limited to the Mergers, the “Business Combination”).

The Merger Agreement and the Mergers were unanimously approved by the boards of directors of each of the Company and Oabay. The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of SPAC and Oabay and the satisfaction of certain other customary closing conditions, as well as that Oabay shall have obtained the Transaction Financing Procured by Oabay (as defined below and in the Merger Agreement).

Concurrently with the execution of the Merger Agreement, Oabay also entered into a support agreement (the “Shareholder Support Agreement”) with certain Oabay shareholder (the “Supporting Shareholder”) with respect to the shares of Oabay currently owned by the Supporting Shareholder. The Shareholder Support Agreement provides that the Supporting Shareholders will appear at shareholders meetings of Oabay and vote, consent or approve the Merger Agreement and the Mergers, whether at a shareholder meeting of Oabay or by written consent. It further provides that the Supporting Shareholders will vote against (or act by written consent against) any alternative proposals or actions that would impede, interfere with, delay, postpone or adversely affect the consummation of the Mergers.

Concurrently with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with certain holders (the “Initial Shareholders”) of the Founders Shares with respect to Founder Shares currently owned by the Initial Shareholders. The Sponsor Support Agreement provides that the Initial Shareholders will appear at shareholders meetings of the Company and vote, consent or approve the Merger Agreement and the Mergers, whether at a shareholder meeting of the Company or by written consent. It further provides that the Initial Shareholders will vote against (or act by written consent against) any alternative proposals or actions that would impede, interfere with, delay, postpone or adversely affect the consummation of the Mergers.

Extraordinary General Meeting

On September 16, 2024, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) at which the shareholders of the Company approved (i) a proposal to extend the date by which the Company must complete its initial business combination from September 19, 2024 (the “Termination Date”) to June 19, 2025, with all nine (9) extensions comprised of one month each (each an “Extension”) (the “Extension Amendment Proposal”) and (ii) a proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and Equiniti Trust Company, LLC (the “Trustee”) to allow the Company to extend the Termination Date up to nine (9) times, with all nine (9) extensions comprised of one month each from the Termination Date to June 19, 2025 by providing five days’ advance notice to the Trustee prior to the applicable Termination Date and depositing into the Trust Account $125,000 (the “Extension Payment”) for each month in an Extension until June 19, 2025 (the “Trust Agreement Amendment Proposal”).

In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the holders of 2,290,989 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $23,803,376.

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

Business Combination

Pursuant to the Second Amended and Restated Memorandum and Articles of Association, we may, by resolution of directors, at the request of our Sponsors, avail ourselves of nine (9) extension periods, with all nine (9) extensions comprised of one month each, to consummate the Business Combination, subject to the Sponsors or its affiliates or designees, upon five days’ advance notice prior to the applicable Business Combination deadline, depositing into the Trust Account for each such monthly extension, on or prior to the date of the applicable Business Combination deadline $125,000 for each month in an Extension. In the event that our Sponsors elects to extend the time to complete a Business Combination, pay the Extension Payment, and deposit the Extension Payment into the Trust Account, the Sponsors will receive a non-interest bearing, unsecured promissory note equal to the amount of the Extension Payment, which amount will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so.

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

In addition, we may be required to obtain additional financing in connection with the closing of our Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. Our Second Amended and Restated Memorandum and Articles of Association provides that, following the Initial Public Offering and prior to the consummation of our Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the IPO or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Second Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their Public Shares.

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

Our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our founders, including Yuk Man Lau, Xin Wang and David Bamper may not become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, before we enter into a binding agreement regarding our Business Combination or we have failed to complete our Business Combination within 18 months from the closing of the Initial Public Offering.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large, accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders have agreed to vote their Founder Shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	The requirement that we complete our initial business combination within 18 months from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Rights, potentially at a loss.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Ordinary Shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our Rights will expire worthless.

●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.

●	Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Our ability to complete a business combination may be impacted by the fact that a some of our officers and directors are located in or have significant ties to the People’s Republic of China, including, Hong Kong, Taiwan and Macau. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS) or ultimately prohibited.

●	We may engage our underwriters or one of their respective affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions and a unit purchase option under certain conditions. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

Risks Related to Our Securities

●	We may issue additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

●	The grant of registration rights to our founders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Ordinary Shares.

●	Our unit purchase option and Rights may have an adverse effect on the market price of our Ordinary Shares and make it more difficult to effect a business combination, and you may experience dilution if such securities are exercised or converted.

●	If our initial business combination involves a company organized under the laws of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial business combination.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our founders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

●	We may face additional and distinctive risks if we acquire a technology business.

●	If we effect our initial business combination with a business located in PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.

●	If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S.

●	If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

●	The Chinese government may exert substantial interventions and influences over the manner in which our post-combination entity must conduct its business activities that we cannot expect when we enter into a definitive agreement with a target company with major operation in China. If the Chinese government establish some new policies, regulations, rules, or laws in the industries where our post-combination entity is in, our post-combination entity may subject to material change in its operations and the value of our Ordinary Shares.

●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

●	In light of recent events indicating greater oversight by the Cyberspace Administration of China (“CAC”) over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also avoid conduct a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

●	Governmental control of currency conversion may affect the value of your investment.

●	The governing PRC laws and regulations are sometimes vague and uncertain, which may result in a material change in our operations and the value of our shares if we complete our business combination with a target in China.

Item 1A.	Risk Factors

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

As of December 31, 2024, we had a working capital deficit of $1,155,926. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate the initial business combination or our inability to continue as a going concern.

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

As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 980,756 or 26.44% of the 6,000,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Our Founder Shares and private shares represent 31.70% of our outstanding Ordinary Shares immediately following the completion of the IPO. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our founders agreed to vote their Founder Shares and private shares in accordance with the majority of the votes cast by our public shareholders.

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

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

Our Sponsors have the right to extend the term we have to consummate our initial business combination up to 18 months from the closing of the IPO without providing our shareholders with a corresponding redemption right.

We have up to 18 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our Board of Directors, if requested by our Sponsors, extend the period of time we will have to consummate an initial business combination by an additional month (for a total of up to 18 months from the closing of the IPO), provided that, pursuant to the terms of our Second Amended and Restated Memorandum and Articles of Association and the Trust Agreement, our Sponsors or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the trust account $125,000 for each Extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such Extension.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

Our Second Amended and Restated Memorandum and Articles of Association provides that we must complete our initial business combination within 18 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share or less in certain circumstances, and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described in the Registration Statement, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 18 months from the closing of the IPO subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 18 months from the closing of the IPO for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the 18 months from the closing of the IPO before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Rights, potentially at a loss.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Second Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, we refer to as the “Excess Shares.” However, our Second Amended and Restated Memorandum and Articles of Association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your share in open market transactions, potentially at a loss.

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

If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the trust account are insufficient to allow us to operate for at least the next 18 months from the closing of the IPO, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 18 months from the closing of the IPO, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 18 months from the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share or less in certain circumstances on the liquidation of our trust account and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

Our Second Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our founders, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our Second Amended and Restated Memorandum and Articles of Association, be permitted to complete our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our Second Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Ordinary Shares, par value $0.0001 per share and 2,000,000 preferred shares, par value $0.0001 per share. As of the date of this 10-K annual report, there will be 5,441,511 Ordinary Shares (assuming, in each case, that the underwriters have not exercised their over-allotment option and 225,000 Founder Shares have been forfeited as a result) issued and outstanding. As a result, there will be 194,558,489 unissued Ordinary Shares, respectively, available for issuance, which amount does not take into account the Ordinary Shares reserved for issuance upon exercise of any outstanding Rights. Immediately after the consummation of the IPO, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Second Amended and Restated Memorandum and Articles of Association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Second Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the IPO, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Second Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their Public Shares. These provisions of our Second Amended and Restated Memorandum and Articles of Association, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the IPO or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

In order to complete our initial business combination, we may seek to amend our Second Amended and Restated Memorandum and Articles of Association or other governing instruments, including our rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or rights holders may not support.

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

The difference between the public offering price per share (allocating all of the unit purchase price to the Ordinary Shares and none to the Rights included in the Units) and the pro forma net tangible book value per our Ordinary Shares after the IPO constitutes the dilution to you and the other investors in the IPO. Our founders acquired the Founder Shares at a nominal price, significantly contributing to this dilution. Upon the closing of the IPO, and assuming no value is ascribed to the Rights included in the Units, you and the other public shareholders will incur an immediate and substantial dilution of approximately 107% (or $9.73 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share of $(0.64) and the initial offering price of $10.00 per unit. In addition, because of the anti-dilution rights of the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Ordinary Shares.

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

Simultaneously with the closing of the IPO, we issued 232,500 Private Placement Units to our Sponsors. Our founders currently own 1,500,000 Founder Shares (up to 225,000 Founder Shares were forfeited because the over-allotment option was not exercised in full or in part). In addition, if our founders or their affiliates make any working capital loans, up to $300,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

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

The Inflation Reduction Act of 2022, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a publicly traded domestic (i.e., United States) corporation (and certain non-U.S. corporations treated as a “surrogate foreign corporations”) beginning in 2023, with certain exceptions (the “Excise Tax”). The amount of the Excise Tax is generally 1% of the fair market value of the shares of the stock repurchased at the time of the repurchase and will apply to stock repurchases occurring in 2023 and beyond. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the Excise Tax is not expected to apply to redemptions of our Ordinary Shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties, including our founders’ affiliates. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

On February 23, 2023, our Sponsor, Bayview Holding LP, purchased 1,437,500 Founder Shares for an aggregate purchase price of $25,000 of which Bayview Holding LP owns 474,375 Ordinary Shares and Peace Investment Holdings Limited owns 963,125 Ordinary Shares. On December 14, 2023, the Company issued an additional 287,500 Founder Shares for consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 Founder Shares and Peace Investment Holdings Limited holding a total of 1,155,750 Founder Shares as of the date of the Registration Statement. On January 28, 2024, 225,000 Founder Shares held by the Sponsors were forfeited because the underwriters did not exercise their over-allotment. Prior to the initial investment in the Company of $25,000 by our Sponsors, the Company had no assets, tangible or intangible. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 25% of the outstanding shares after the IPO (excluding the private shares and shares underlying the UPO). The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsors purchased an aggregate of 232,500 Private Placement Units, at $10.00 per unit, for a purchase price of approximately $2,325,000. The Founder Shares and Private Placement Units will be worthless if we do not complete an initial business combination. Our Initial Shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares or private shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our founders. The personal and financial interests of our founders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

The provisions of our Second Amended and Restated Memorandum and Articles of Association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of two-thirds of our Ordinary Shares, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Second Amended and Restated Memorandum and Articles of Association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Second Amended and Restated Memorandum and Articles of Association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the Private Placement Units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon. In all other instances, our Second Amended and Restated Memorandum and Articles of Association may be amended by holders representing two-thirds of our outstanding Ordinary Shares entitled to vote thereon, subject to applicable provisions of the Companies Act or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Second Amended and Restated Memorandum and Articles of Association or in our initial business combination. Our founders, who collectively beneficially owned up to 25% of our Ordinary Shares upon the closing of the IPO (assuming they did not purchase any Units in the IPO), will participate in any vote to amend our Second Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Second Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Second Amended and Restated Memorandum and Articles of Association.

Our Initial Shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the IPO, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our founders. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our founders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Upon the closing of the IPO, our founders owned Founder Shares representing 25% of our issued and outstanding Ordinary Shares (excluding the private shares and shares underlying the UPO, and assuming they did not purchase any Units in the IPO). Simultaneously with the closing of the IPO, we issued 232,500 Private Placement Units to our Sponsors. In addition, if our founders or their designated parties make any working capital loans, up to $300,000 of such loans may be converted into working capital units, at the price of $10.00 per Unit at the option of the lenders. Such working capital units would be identical to the Private Placement Units sold in the private placement. Accordingly, our founders along with any designated parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Second Amended and Restated Memorandum and Articles of Association and approval of major corporate transactions. If our founders purchase any Units in the IPO or if they purchase any additional Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Ordinary Shares. In addition, our board of directors, whose members were elected by certain of our Initial Shareholders, is and are divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our business combination.

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

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our business combination period is within 18 months from the closing of the IPO, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of the IPO.

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

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 18 months from the closing of the IPO, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of the IPO.

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

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 18 months from the closing of the IPO, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of the IPO.

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

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this Form 10-K, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis with the last inspection report dated June 26, 2023. As such, as of the date of this Form 10-K, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. On December 29, 2022, the President Joseph Biden signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the SEC must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the SEC is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. Our auditor is subject to inspection by the PCAOB on a regular basis with the last inspection report dated June 26, 2023. As such, as of the date of this Form 10-K, our auditor is not subject to the determinations announced by the Consolidated Appropriations Act, 2023 on December 29, 2022.

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

We are an exempted company incorporated under the laws of the Cayman Islands. Our corporate affairs and the rights of shareholders are governed by our Second Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not clearly established as what they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the Cayman Islands has a less developed body of securities laws as compared to the U.S., and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

The SEC has adopted new rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the funds in the trust account or liquidate at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC issued new rules (the “SPAC Final Rules”), effective as of July 1, 2024, that formally adopted some of the proposed rules for SPACs that were released on March 30, 2022, relating, among other things, to disclosures in SEC filings in connection with initial public offerings by SPACs; business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Final Rules, or pursuant to the SEC’s views expressed in the SPAC Final Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the funds in the trust account or liquidate at an earlier time than we might otherwise choose. Were we to liquidate, our Private Placement Units and Rights would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the IPO, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our Second Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Ordinary Shares and could entrench management.

Our Second Amended and Restated Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

In preparing our financial statements for the period from February 16, 2023 (inception) through December 31, 2024, we identified a material weakness in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weakness identified relates to ineffective review controls over the financial statement preparation process regarding recording of accrued expenses, including proper cut off procedures. This was identified through errors that were identified and corrected during our Independent Registered Public Accounting Firm review of the draft financial statements prior to filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 2.	propertIES

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

Holders

As of March 31, 2025 we had 3 holders of record of our Ordinary Shares, 3 holders of record of our Units and 1 holder of record of our Rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

On February 23, 2023, our Sponsor, Bayview Holding LP acquired 1,437,500 Founder Shares for an aggregate purchase price of $25,000, of which Bayview Holding LP owns 474,375 Ordinary Shares and Peace Investment Holdings Limited owns 963,125 Ordinary Shares. On December 14, 2023, the Company issued an additional 287,500 Founder Shares for consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 Founder Shares and Peace Investment Holdings Limited holding a total of 1,155,750 Founder Shares as of the date of the Registration Statement. On January 28, 2024, 225,000 Founder Shares held by the Sponsors were forfeited because the underwriters did not exercise their over-allotment.

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

Use of Proceeds

On December 19, 2023, the Company consummated the initial public offering of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 232,500 Private Placement Units at a price of $10.00 per Unit, generating gross proceeds of $2,325,000.

On February 23, 2023, we issued an unsecured promissory note to our Sponsors (the “Promissory Note”), pursuant to which we received proceeds of $300,000 to cover expenses related to the initial public offering. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the IPO. The Promissory Note expired after the consummation of the IPO.

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

Redemptions

In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal at the Extraordinary General Meeting held on September 16, 2024, the holders of 2,290,989 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $23,803,376.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 16, 2023 (inception) to December 31, 2024, have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below and identifying a target company and completing the initial Business Combination. Following our IPO, we would not generate any operating revenues until the completion of our initial business combination. We would generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for business combination expenses.

For the year ended December 31, 2024, we had net income of $1,752,975, which primarily consisted of interest earned on marketable securities held in trust account and bank interest income of $2,780,145, offset by formation and operating costs of $1,027,170.

For period from February 17, 2023 (inception) through December 31, 2023, we had net income of $107,055, which primarily consisted of investment income from the trust account.

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

As of December 31, 2024, our cash and cash equivalent balance was $93,620. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Yuk Man Lau	69	Chairperson
Xin Wang	46	Chief Executive Officer and Director
David Bamper	55	Chief Financial Officer and Director
Wei Lu	62	Director
Guohan Li	43	Director
John DeVito	56	Director

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Second Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Second Amended and Restated Memorandum and Articles of Association will provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other offices as may be determined by the board of directors.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Second Amended and Restated Memorandum and Articles of Association.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our founders, including Yuk Man Lau, Xin Wang and David Bamper may not become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act before we enter into a binding agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months from the closing of the IPO.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our founders, including Yuk Man Lau, Xin Wang and David Bamper may not become an officer or director of any other SPACs before we enter into a binding agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months from the closing of the IPO; as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares, private shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares and private shares held by them if we fail to consummate our initial business combination within 18 months from the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the trust account will be used to fund the redemption of our Public Shares, and the Private Placement Units and underlying securities will be worthless. With certain limited exceptions, 50% of the Founder Shares and Private Placement Units (and underlying securities) will not be transferable, assignable by our founders until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the Founder Shares and Private Placement Units (and underlying securities) may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own Ordinary Shares and Rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our founders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination. Up to $500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Second Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Second Amended and Restated Memorandum and Articles of Association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following includes record or beneficial ownership of the 232,500 private shares underlying the Private Placement Units held by the Sponsors.

The following table is based on 5,441,511 Ordinary Shares outstanding at March 31, 2025. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Share
Peace Investment Holdings Limited(2)	1,160,775	21.3%
Bayview Holding LP(3)	571,725	10.5%
Xin Wang	—	—
David Bamper	—	—
Wei Lu	—	—
John DeVito	—	—
Guohan Li	—	—
Yuk Man Lau	—	—
All executive officers and directors as a group (8 individuals)	1,732,500	31.8%
First Trust Merger Arbitrage Fund (4)	654,276	12.0%
Harraden Circle Investments, LLC(5)	544,150	10.0%
Kerry Propper (6)	394,312	7.2%
Mizuho Financial Group, Inc.(7)	513,500	9.4%
W.R. Berkley Corporation(8)	283,483	5.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Bayview Acquisition Corp, 420 Lexington Ave, Suite 2446 New York NY 10170.

(2)	Peace Investment Holdings Limited, one of our two co-Sponsors, is the record holder of the Founder Shares and private shares reported herein. Peace Investment Holdings Limited is wholly owned by Pengfei Zheng, who is, accordingly, deemed to be the beneficial owner of such shares.

(3)	Bayview Holding LP, one of our two co-Sponsors, is the record holder of the Founder Shares reported herein. Bayview Holding LP’s dispositive and voting power is held by Bayview Holding Management, LLC, which is in turn wholly owned by Taylor Zhang, who is, accordingly, deemed to be the beneficial owners of such shares.

(4)	According to a Schedule 13G/A filed with the SEC on November 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), as of September 30, 2024, VARBX owned 320,086 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, FTCS and Sub GP collectively owned 334,190 shares of the outstanding Ordinary Shares of the Issuer.
(5)	According to a Schedule 13G filed with the SEC on November 13, 2024, by Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Harraden Circle Investments, LLC (“Harraden Adviser”), and Frederick V. Fortmiller, Jr. (“Mr. Fortmiller”), as of September 30, 2024, (i) Harraden Adviser and Mr. Fortmiller owned shared voting and dispositive power of 544,150 Ordinary Shares of the Issuer, (ii) Harraden GP and Harraden LLC owned shared voting and dispositive power of 492,045 Ordinary Shares of the Issuer, (iii) Harraden Fund owned shared voting and dispositive power of 354,727 Ordinary Shares of the Issuer, and (iv) Harraden Special Op Fund owned shared voting and dispositive power of 137,318 Ordinary Shares of the Issuer. The principal business office of each reporting person is 299 Park Avenue, 21st Floor, New York, NY 10171.

(6)	According to a Schedule 13G/A filed with the SEC on November 12, 2024, by Kerry Propper and Antonio Ruiz-Gimenez, as of September 30, 2024, the Ordinary Shares of the Issuer, some of which are held in the form of Units, are held by private funds managed by registered investment advisers whose managing members are Kerry Propper and Antonio Ruiz-Gimenez.

(7)	According to a Schedule 13G/A filed with the SEC on February 13, 2025, by Mizuho Financial Group Inc. (“Mizuho”), as of December 31, 2024, Mizuho owned 513,500 shares of the outstanding Ordinary Shares of the Issuer. Mizuho’s principal business address is 1-5-5, Otemachi, Chiyoda-Ku, Tokyo, 100-8176, Japan.

(8)	According to a Schedule 13G filed with the SEC on November 6, 2024, by W.R. Berkley Corporation and Berkley Insurance Company, as of September 30, 2024, the reporting persons had shared voting and dispositive power of 283,483 Ordinary Shares of the Issuer. The principal address of the reporting persons is 475 Steamboat Road, Greenwich, CT 06830.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On February 23, 2023, our Sponsors acquired an aggregate of 1,437,500 Ordinary Shares (up to 187,500 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised), of which Bayview Holding LP owns 474,375 Ordinary Shares and Peace Investment Holdings Limited owns 963,125 Ordinary Shares. On December 14, 2023, the Company issued an additional 287,500 Founder Shares for consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 Founder Shares and Peace Investment Holdings Limited holding a total of 1,155,750 Founder Shares as of the date of the Registration Statement. On January 28, 2024, 225,000 Founder Shares held by the Sponsors were forfeited because the underwriters did not exercise their over-allotment. Prior to the initial investment in the company of $25,100 by our Sponsors, the Company had no assets, tangible or intangible. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent approximately 25% of the outstanding shares upon completion of our Initial Public Offering (excluding the private shares and shares underlying the UPO).

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

Service Arrangements

On December 14, 2023, we entered into an administrative services agreement with TenX Global Capital LP, pursuant to which TenX Global Capital LP agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay TenX Global Capital LP $10,000 per month for such administrative services. For the year ended December 31, 2024, the Company recorded an administration fee of $120,000.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and for the period from February 16, 2023 (inception) through December 31, 2023 totaled $144,115 and $85,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. The aggregate fee billed by UHY for the professional services rendered for the review of our registration statements and other regulatory documents filed with SEC for the year ended 2024 and for the period from February 16, 2023 (inception) through December 31, 2023 totaled $65,501 and $82,475.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended 2024 and for the period from February 16, 2023 (inception) through December 31, 2024.

All Other Fees. We did not pay UHY for other services for the year ended 2024 and for the period from February 16, 2023 (inception) through December 31, 2024.

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

Exhibit No.	Description
2.1	Amendment No. 1 to Merger Agreement, dated June 26, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
3.3	Second Amended and Restated Memorandum and Articles of Association
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
4.4	Unit Purchase Option, dated December 14, 2023, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
4.5	Rights Agreement, dated December 14, 2023, by and between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
4.6	Description of securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April `6, 2024).
10.1	Investment Management Trust Agreement, dated December 14, 2023, by and between the Company and Equiniti Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.2	Registration Rights Agreement, dated December 14, 2023, by and among the Company, Bayview Holding, LP and Peace Investment Holdings Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
10.3	Share Escrow Agreement, dated December 14, 2023, by and among the Company, Equiniti Trust Company and the initial shareholders party thereto ((incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.4	Private Placement Unit Purchase Agreement, dated December 14, 2023, by and between the Company, Bayview Holding LP and Peace Investment Holdings Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.5	Administrative Services Agreement, dated December 14, 2023, by and between the Company and TenX Global Capital, LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
10.6	Securities Subscription Agreement, between the Registrant and the Sponsor dated February 23, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
10.7	Letter Agreement, dated December 14, 2023, by and among the Company, its executive officers, its directors, Bayview Holding LP and Peace Investment Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
10.9	Shareholder Support Agreement dated as of June 7, 2024, by and among Bayview Acquisition Corp, Oabay Inc. and the additional parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024).
10.10	Sponsor Support Agreement dated as of June 7, 2024, by and among Bayview Acquisition Corp,, Oabay Inc., Bayview Holding LP, and Peace Investment Holdings Limited and the additional parties thereto (incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024).
14	Code of Ethics (incorporated by reference to the Company Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023)
21.1*	List of Subsidiaries
24.1	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Bayview Acquisition Corp. Clawback Policy (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024).
101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.PRE*104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on April 1, 2025.

BAYVIEW ACQUISITION CORP

By:	/s/ Xin Wang
Name:	Xin Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Yuk Man Lau	Chairperson	April 1, 2025
Yuk Man Lau

/s/ Xin Wang	Chief Executive Officer (Principal Executive Officer)	April 1, 2025
Xin Wang	and Director

/s/ David Bamper	Chief Financial Officer (Principal Financial Officer)	April 1, 2025
David Bamper	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Bayview Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bayview Acquisition Corp (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2024 and for the period from February 16, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from February 16, 2023 (inception) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York

April 1, 2025

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Cash	$93,620	582,308
Prepaid expenses	31,347	72,014
Total Current Assets	124,967	654,322
Prepaid expenses – non-current	-	29,677
Investments held in trust account	39,582,820	60,107,055
Total Assets	$39,707,787	60,791,054

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$634,060	303,759
Promissory note – extension	500,000	-
Payable to target	86,833	-
Due to related party	60,000	10,000
Total Current Liabilities	1,280,893	313,759
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	3,380,893	2,413,759

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption (3,709,011 and 6,000,000 shares at redemption value of $10.67 and $10.00 as of December 31, 2024 and 2023, respectively)	39,582,820	60,107,055

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 and 1,725,000 (1) shares issued and outstanding (excluding 3,709,011 and 6,000,000 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	173	196
Additional paid-in capital	-	-
Accumulated Deficit	(3,256,099)	(1,729,956)
Total Shareholders’ Deficit	(3,255,926)	(1,729,760)
Total Liabilities and Shareholders’ Deficit	$39,707,787	60,791,054

(1)	Includes an aggregate of up to 225,000 founder shares subject to forfeiture if the remaining over-allotment option is not exercised in full or in part by the underwriters. On December 14, 2023, additional 287,500 shares were issued to the Sponsors for a consideration of $100. On December 26, 2023, the payment of $100 was initiated by the related party to the Company and received on December 27, 2023. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as of December 19, 2023. (see Note 5 and 7).

The accompanying notes are an integral part of these financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2024	For the period from February 16, 2023 (inception) through December 31, 2023

Formation and operating costs	$1,027,170	$21,539
Loss from operations	(1,027,170)	(21,539)

Other income:
Bank interest income	1,004	-
Interest and dividend earned on securities held in trust account	2,779,141	107,055
Total other income	2,780,145	107,055

Net income	$1,752,975	$85,516

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,417,863	244,514
Basic and diluted net income per share, redeemable ordinary shares	$0.39	$23.63
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,749,098	1,463,197
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.21)	$(3.89)

The accompanying notes are an integral part of these financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance on February 16, 2023 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsors	1,437,500	144	24,856	-	25,000
Additional issuances to Sponsors	287,500	29	71	-	100
Proceeds from sales of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sales of private placement	232,500	23	2,324,977	-	2,325,000
Sale of Unit Purchase Option	-	-	283,000	-	283,000
Underwriter’s commission on sale of Public Units	-	-	(1,200,000)	-	(1,200,000)
Deferred Underwriter’s commissions	-	-	(2,100,000)	-	(2,100,000)
Transfer of other offering costs to APIC	-	-	(1,041,321)	-	(1,041,321)
Initial measurement of Ordinary shares Subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,000,000)	(600)	(57,539,400)	-	(57,540,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,163,327	-	4,163,327
Accretion of carrying value of redeemable shares	-	-	(6,623,327)	-	(6,623,327)
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	1,708,417	(1,815,472)	(107,055)
Net income	-	-	-	85,516	85,516
Balance as of December 31, 2023	1,957,500	$196	$-	$(1,729,956)	$(1,729,760)
Forfeiture of ordinary shares by Sponsors	(225,000)	(23)	23	-	-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(23)	(2,779,118)	(2,779,141)
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	-	-	-	(500,000)	(500,000)
Net income	-	-	-	1,752,975	1,752,975
Balance as of December 31, 2024	1,732,500	$173	$-	$(3,256,099)	$(3,255,926)

The accompanying notes are an integral part of these financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2024	For the Period from February 16, 2023 (inception) through December 31, 2023
Cash flows from operating activities:
Net income	$1,752,975	85,516
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,779,141)	(107,055)
Accrued offering costs and expenses	417,134	8,488
Prepaid expenses	70,344	-
Due to related party	50,000	8,641
Formation and operating costs	-	-
Net cash used in operating activities	(488,688)	(4,410)

Cash flows from investing activities:
Investment held in Trust Account	-	(60,000,000)
Cash withdrawn from trust account in connection with redemption	23,803,376	-
Principal deposited into trust account in connection with extension	(500,000)	-
Net cash (used in) provided by investing activities	23,303,376	(60,000,000)

Cash flows from financing activities:
Proceeds from initial public offering	-	60,000,000
Proceeds from private placement	-	2,325,000
Proceeds from unit purchase option	-	100
Payments of underwriter’s discount	-	(1,200,000)
Payments to related party	-	(112,530)
Payments from related party	-	100
Payment of offering costs	-	(425,952)
Redemption of ordinary shares	(23,803,376)	-
Proceeds from promissory note	500,000	-
Net cash used in (provided by) financing activities	(23,303,376)	60,586,718

Net change in cash	(488,688)	582,308
Cash at beginning of period	582,308	-
Cash at end of period	$93,620	582,308

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,779,141	107,055
Deferred underwriting commission	-	2,100,000
Deferred offering costs paid by Sponsors in exchange for issuance of ordinary shares	-	25,100
Offering costs adjusted from prepaid expenses	-	52
Offering costs charged to Additional Paid-in Capital	-	4,341,321
Reclassification of ordinary shares subject to redemption	-	57,540,000
Allocation of offering costs to ordinary shares subject to redemption	-	4,163,327
Remeasurement adjustment on ordinary shares subject to possible redemption	-	6,623,327

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of December 31, 2024, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through December 31, 2024 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until the last extended date, June 19, 2025, to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less certain amount of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Extension

On September 16, 2024, the Company held an extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from September 19, 2024 to June 19, 2025, with all nine (9) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to nine (9) times, with all nine (9) extensions comprised of one month each from the Termination Date to June 19, 2025 by providing five days’ advance notice to the Trustee prior to the applicable Termination Date and depositing into the Trust Account $125,000 for each month in an Extension until June 19, 2025.

In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal at the Extraordinary General Meeting on September 16, 2024, the holders of 2,290,989 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $23,803,376.

On September 16, 2024, October 14, 2024, November 18, 2024 and December 13, 2024, respectively, the Company issued four promissory notes to Oabay, each in an amount of $125,000, pursuant to which the Company could borrow an aggregate of $125,000 to cover the expense in connection with the extension of the Business Combination. Through December 31, 2024, the Company had deposited an aggregate of $500,000 into the trust account under the promissory notes.

Going Concern Consideration

As of December 31, 2024, the Company had cash of $93,620 and a working capital deficit of $1,155,926. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. These audited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on April 16, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $93,620 and $582,308 as of December 31, 2024 and 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of December 31, 2024 and 2023, the Trust Account had balances of $39,582,820 and $60,107,055, respectively. The interests earned from the trust account totaled $2,779,141 and $107,055 for the year ended December 31, 2024 and for the period from February 16, 2023 (inception) through December 31, 2023, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year	For the period From February 16, 2023 (inception)
	Ended	through
	December 31,	December 31,
	2024	2023
Net income	$1,752,975	$85,516
Interest earned from trust account	(2,779,141)	(107,055)
Accretion of temporary equity into redemption value	(500,000)	(6,623,327)
Net loss including accretion of temporary equity to redemption value	$(1,526,166)	$(6,644,866)

	For the year ended December 31, 2024		For the period from February 16, 2023 (inception) to December 31, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(1,153,705)	$(372,461)	$(951,427)	$(5,693,439)
Income earned on investment held in Trust Account	2,779,141	-	107,055	-
Accretion of temporary equity to redemption value (extension deposit)	500,000	-	6,623,327	-
Allocation of net income (loss)	$2,125,436	$(372,461)	$5,778,955	$ (5,693,439)

Denominators:
Weighted-average shares outstanding	5,417,863	1,749,098	244,514	1,463,197
Basic and diluted net income (loss) per share	$0.39	$(0.21)	$23.63	$(3.89)

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

At December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Less:
Withdrawn in connection with redemption	(23,803,376)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	500,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,779,141
Ordinary shares subject to possible redemption as of December 31, 2024	39,582,820

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

As of December 31, 2024, no promissory note was issued to related party.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on December 19, 2023. As of December 31, 2024 and 2023, amount due to related party was $60,000 and $10,000 for the administration service fee, respectively.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related part of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the year ended December 31, 2024 and during the period from February 16, 2023 (inception) through December 31, 2023, service fees of $21,000 and $0 have been incurred for these services.

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

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated December 31, 2024.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. During the year ended December 31, 2024, $311,200 of business combination related cost has been incurred, and $311,200 was reimbursed by Oabay. This activity has been recorded net in accompanying financial statements. As of December 31, 2024, the receivable from Oabay and accrued to service providers was 0.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

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

As of December 31, 2024 and 2023, there were 1,732,500 and 1,957,500 ordinary shares issued and outstanding, respectively, excluding the 3,709,011 and 6,000,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$39,582,820	$39,582,820	$—	$—

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$60,107,055	$60,107,055	$—	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent event that is required disclosure in the financial statements:

On January 13, 2025, February 13, 2025, and March 14, 2025, respectively, the Company issued three promissory notes to Oabay, each in an amount of $125,000 (the “Extension Note 5”, “Extension Note 6” and “Extension Note 7”). The Extension Notes bear no interest and are payable on the earlier of: (i) June 19, 2025, or (ii) promptly after the date of the consummation of the Business Combination. The Company deposited a total of $375,000 into the trust account to extend the timeline of the business combination from January 19, 2025 to April 19, 2025.

