Form 10-Q
period 2025-03-31
Bayview Acquisition Corp
filed 2025-05-21
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 5,441,511 ordinary shares, par value $0.0001 issued and outstanding.

BAYVIEW ACQUISITION CORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash	$52,601	$93,620
Prepaid expenses	78,288	31,347
Total Current Assets	130,889	124,967
Prepaid expenses – non-current	-	-
Investments held in trust account	40,371,177	39,582,820
Total Assets	$40,502,066	$39,707,787

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$879,424	$634,060
Promissory note – extension	875,000	500,000
Payable to target	86,833	86,833
Due to related party	90,000	60,000
Total Current Liabilities	1,931,257	1,280,893
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	4,031,257	3,380,893

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption (3,709,011 shares at redemption value of $10.88 and $10.67 as of March 31, 2025 and December 31, 2024, respectively)	40,371,177	39,582,820

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 shares issued and outstanding (excluding 3,709,011 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	173	173
Additional paid-in capital	-	-
Accumulated Deficit	(3,900,541)	(3,256,099)
Total Shareholders’ Deficit	(3,900,368)	(3,255,926)
Total Liabilities and Shareholders’ Deficit	$40,502,066	$39,707,787

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Formation and operating costs	$270,459	$158,936
Loss from operations	(270,459)	(158,936)

Other income:
Bank interest income	1,017	-
Interest and dividend earned on securities held in trust account	413,357	754,312
Total other income	414,374	754,312

Net income	$143,915	$595,376

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,709,011	6,000,000
Basic and diluted net income per share, redeemable ordinary shares	$0.09	$0.11
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,732,500	1,799,258
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.12)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2025	1,732,500	$173	$-	$(3,256,099)	$(3,255,926)

Interest earned on trust account	-	-	-	(413,357)	(413,357)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(375,000)	(375,000)
Net income	-	-	-	143,915	143,915
Balance as of March 31, 2025	1,732,500	$173	$-	$(3,900,541)	$(3,900,368)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2024	1,957,500	$196	$-	$(1,729,956)	$(1,729,760)

Forfeiture of ordinary shares by Sponsors	(225,000)	(23)	23	-	-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(23)	(754,289)	(754,312)
Net income	-	-	-	595,376	595,376
Balance as of March 31, 2024	1,732,500	$173	$-	$(1,888,869)	$(1,888,696)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income	$143,915	$595,376
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(413,357)	(754,312)
Changes in operating assets and liabilities:
Accrued offering costs and expenses	245,364	35,563
Prepaid expenses	(46,941)	(87,386)
Due to related party	30,000	(10,000)
Other receivables	-	(29,677)
Net cash used in operating activities	(41,019)	(250,436)

Cash flows from investing activities:
Principal deposited into trust account in connection with extension	(375,000)	-
Net cash used in investing activities	(375,000)	-

Cash flows from financing activities:
Proceeds from promissory note	375,000	-
Net cash provided by financing activities	375,000	-

Net change in cash	(41,019)	(250,436)
Cash at beginning of period	93,620	582,308
Cash at end of period	$52,601	$331,872

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	413,357	754,312

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2025, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through March 31, 2025 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On September 16, 2024, October 14, 2024, November 18, 2024 and December 13, 2024, January 13, 2025, February 13, 2025, and March 14, 2025 respectively, the Company issued 7 promissory notes to Oabay, each in an amount of $125,000, pursuant to which the Company could borrow an aggregate of $125,000 to cover the expense in connection with the extension of the Business Combination. Through March 31, 2025, the Company had deposited an aggregate of $875,000 into the trust account under the promissory notes.

Going Concern Consideration

As of March 31, 2025, the Company had cash of $52,601 and a working capital deficit of $1,800,368. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on April 1, 2025.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $52,601 and $93,620 as of March 31, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of March 31, 2025 and December 31, 2024, the Trust Account had balances of $40,371,177 and $39,582,820, respectively. The interests earned from the trust account totaled $413,357 and $754,312 for the three months ended March 31, 2025 and for the three months ended March 31, 2024, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Net income	$143,915	$595,376
Interest earned from trust account	(413,357)	(754,312)
Accretion of temporary equity into redemption value (extension deposit)	(375,000)	-
Net loss including accretion of temporary equity to redemption value	$(644,442)	$(158,936)

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(439,261)	$(205,181)	$(122,270)	$(36,666)
Income earned on investment held in Trust Account	413,357	-	754,312	-
Accretion of temporary equity to redemption value (extension deposit)	375,000	-	-	-
Allocation of net income (loss)	$349,096	$(205,181)	$632,042	$(36,666)

Denominators:
Weighted-average shares outstanding	3,709,011	1,732,500	6,000,000	1,799,258
Basic and diluted net income (loss) per share	$0.09	$(0.12)	$0.11	$(0.02)

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

At March 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Less:
Withdrawn in connection with redemption	(23,803,376)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	500,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,779,141
Ordinary shares subject to possible redemption as of December 31, 2024	$39,582,820
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	413,357
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	375,000
Ordinary shares subject to possible redemption as of March 31, 2025	$40,371,177

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

As of March 31, 2025, no promissory note was issued to related party.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on December 19, 2023. As of March 31, 2025 and December 31, 2024, amount due to related party was $90,000 and $60,000 for the administration service fee, respectively.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related part of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the three months ended March 31, 2025 and for the year ended December 31, 2024, service fees of $5,250 and $21,000 have been incurred for these services.

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

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated March 31, 2025.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. During the three months ended March 31, 2025, $207,382 of business combination related cost has been incurred. This activity has been recorded net in accompanying financial statements. As of March 31, 2025, the receivable from Oabay and accrued to service providers was 0.

Finder’s Agreement

On February 8, 2024, the Company entered into an agreement with a consultant to help introduce and identify potential business targets and negotiate terms of potential Business Combination. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an aggregate of 600,000 shares of the combined listing entity upon the closing of the Business Combination.

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

On December 19, 2023, the Sponsors purchased an aggregate of 232,500 private placement units at a price of $10.00 per unit for a total purchase price of $2,325,000 in a private placement.

As of March 31, 2025 and December 31, 2024, there were 1,732,500 ordinary shares issued and outstanding, excluding the 3,709,011 and 6,000,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$40,371,177	$40,371,177	$—	$—

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$39,582,820	$39,582,820	$—	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that require disclosure in the financial statements:

●	On April 13, 2025, May 13, 2025, respectively, the Company issued two promissory notes to Oabay, each in an amount of $125,000 (the “Extension Note 8” and “Extension Note 9” ). The Extension Notes bear no interest and are payable on the earlier of: (i) June 19, 2025, or (ii) promptly after the date of the consummation of the Business Combination. The Company deposited a total of $250,000 into the trust account to extend the timeline of the business combination from April 19, 2025 to June 19, 2025.

●

On May 14, 2025, the Company entered into Amendment No. 2 to the Merger Agreement (the “Second Amendment”) pursuant to which the parties agreed to realign the sequence of the transactions contemplated by the Merger Agreement so that such sequence is as follows: (i) Merger Sub 3 will merge with and into Oabay, with Oabay being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “Acquisition Merger”), and (ii) immediately following the Acquisition Merger, Merger Sub 1 will merge with and into SPAC, with SPAC being the surviving entity (the “First SPAC Merger” and together with the Acquisition Merger, the “Mergers”), each Merger to occur upon the terms and subject to the conditions set forth in the Second Amendment and in accordance with the applicable provisions of the Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Bayview,” “our,” “us” or “we” refer to Bayview Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. As well as the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on April 1, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended March 31, 2025, we had net income of $143,915, which primarily consisted of interest earned on marketable securities held in trust account and bank interest income of $414,374, offset by formation and operating costs of $270,459.

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

As of March 31, 2025, our cash and cash equivalent balance was $52,601. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2025, due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional and adequate review and approval of financial statements, including relevant balances and disclosures. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on December 19, 2023, and (ii) our annual report on Form 10-K filed with the SEC on April 1, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on December 19, 2023 or (ii) our annual report on Form 10-K filed with the SEC on April 1, 2025, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Signature	Position	Date

/s/Xin Wang	Principal Executive Officer and Director	May 20, 2025
Xin Wang	(Principal Executive Officer)

/s/ David Bamper	Principal Financial Officer	May 20, 2025
David Bamper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yuk Man Lau	Chairman	May 20, 2025
Yuk Man Lau

