Form 10-Q
period 2025-06-30
Bayview Acquisition Corp
filed 2025-08-14
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 3,466,262 ordinary shares, par value $0.0001 issued and outstanding.

BAYVIEW ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	3
	Unaudited Statements of Operations for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024	4
	Unaudited Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024	5
	Unaudited Statements of Cash Flows for six months ended June 30, 2025 and 2024	6
	Notes to Unaudited Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash	$50,675	$93,620
Prepaid expenses	45,996	31,347
Total Current Assets	96,671	124,967
Investments held in trust account	19,188,028	39,582,820
Cash held in escrow account	100,000	-
Total Assets	$19,384,699	$39,707,787

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$734,009	$634,060
Promissory note – extension	1,225,000	500,000
Payable to target	447,110	86,833
Due to related party	120,111	60,000
Total Current Liabilities	2,526,230	1,280,893
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	4,626,230	3,380,893

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption (1,733,762 and 3,709,011 shares at redemption value of $11.12 and $10.67 as of June 30, 2025 and December 31, 2024, respectively)	19,288,028	39,582,820

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 shares issued and outstanding (excluding 1,733,762 and 3,709,011 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	173	173
Additional paid-in capital	-	-
Accumulated Deficit	(4,529,732)	(3,256,099)
Total Shareholders’ Deficit	(4,529,559)	(3,255,926)
Total Liabilities and Shareholders’ Deficit	$19,384,699	$39,707,787

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Formation and operating costs	$279,892	$121,504	$550,351	$280,440
Loss from operations	(279,892)	(121,504)	(550,351)	(280,440)

Other Income:
Bank interest income	701	-	1,718	-
Interest and dividend earned on securities held in trust account	393,352	713,793	806,708	1,468,106
Total other income	394,053	713,793	808,426	1,468,106

Net Income	$114,161	$592,289	$258,075	$1,187,666

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,470,245	6,000,000	3,588,968	6,000,000
Basic and diluted net income per shares, redeemable ordinary shares	$0.09	$0.10	$0.19	$0.21
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,732,500	1,732,500	1,732,500	1,765,879
Basic and diluted net loss per shares, non-redeemable ordinary shares	$(0.12)	$(0.02)	$(0.24)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2025	1,732,500	$173	$-	$(3,256,099)	$(3,255,926)

Interest earned on trust account	-	-	-	(413,357)	(413,357)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(375,000)	(375,000)
Net income	-	-	-	143,915	143,915
Balance as of March 31, 2025	1,732,500	$173	$-	$(3,900,541)	$(3,900,368)
Interest earned on trust account	-	-	-	(393,352)	(393,352)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(350,000)	(350,000)
Net income	-	-	-	114,161	114,161
Balance as of June 30, 2025	1,732,500	$173	$-	$(4,529,732)	$(4,529,559)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2024	1,957,500	$196	$-	$(1,729,956)	$(1,729,760)

Forfeiture of ordinary shares by Sponsors	(225,000)	(23)	23	-	-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(23)	(754,289)	(754,312)
Net income	-	-	-	595,376	595,376
Balance as of March 31, 2024	1,732,500	$173	$-	$(1,888,869)	$(1,888,696)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(713,793)	(713,793)
Net income	-	-	-	592,289	592,289
Balance as of June 30, 2024	1,732,500	$173	$-	$(2,010,373)	$(2,010,200)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities:
Net income	$258,075	$1,187,666
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(806,708)	(1,468,106)
Changes in operating assets and liabilities:
Accrued expenses	460,226	(59,346)
Prepaid expenses	(14,649)	(6,974)
Due to related party	60,111	(10,000)
Net cash used in operating activities	(42,945)	(356,760)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	21,826,501	-
Principal deposited into trust account in connection with extension	(625,000)	-
Principal deposited into trust escrow account	(100,000)	-
Net cash provided by investing activities	21,101,501	-

Cash flows from financing activities:
Redemption of ordinary shares	(21,826,501)	-
Proceeds from promissory note	725,000	-
Net cash used in financing activities	(21,101,501)	-

Net change in cash	(42,945)	(356,760)
Cash at beginning of period	93,620	582,308
Cash at end of period	$50,675	$225,548

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	806,708	1,468,106

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2025, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through June 30, 2025 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 900,000 additional Units to cover over-allotment, if any, at the IPO price less the underwriting discounts and commissions. On January 28, 2024, the underwriter’s over-allotment option expired unexercised and hence a total of 225,000 ordinary shares were forfeited by the Sponsors.

The Company will have until the last extended date, December 19, 2025, to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less certain amount of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Extension

On September 16, 2024, the Company held an extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination up to nine (9) times (as extended, the “Termination Date”) from September 19, 2024 to June 19, 2025, with all nine (9) extensions comprised of one month each (each, an “Extension”) (the “2024 Extension Amendment Proposal”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and Equiniti Trust Company, LLC (the “Trustee”) to allow the Company to extend the Termination Date up to nine (9) times, with all nine (9) extensions comprised of one month each from the Termination Date to June 19, 2025 by providing five days’ advance notice to the Trustee prior to the applicable Termination Date and depositing into the Trust Account $125,000 for each month in an Extension until June 19, 2025 (the “2024 Trust Agreement Amendment Proposal”).

In connection with the vote to approve the 2024 Extension Amendment Proposal and the 2024 Trust Agreement Amendment Proposal at the Extraordinary General Meeting on September 16, 2024, the holders of 2,290,989 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $23,803,376.

On June 17, 2025, the Company held another extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from June 19, 2025 up to six times to December 19, 2025, with all six extensions comprised of one month each (the 2025 Extension Amendment Proposal”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and the Trustee to (a) allow the Company to extend the Termination Date up to six times from the Termination Date to December 19, 2025 with all six extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $100,000 per extension (the “Extension Payment”) until December 19, 2025 and (b) allow the Trustee to liquidate the Trust Account if the Extension Payment is not deposited on time after the expiration of a 30-day cure period (the “2025 Trust Agreement Amendment Proposal”).

In connection with the vote to approve the 2025 Extension Amendment Proposal and the 2025 Trust Agreement Amendment Proposal at the Extraordinary General Meeting on June 17, 2025, the holders of 1,975,249 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $21,826,501.

From September 2024 through May 2025, the Company issued 9 promissory notes to Oabay, each in an amount of $125,000, to cover the expense in connection with the extension of the Business Combination, for an aggregate principal amount of $1,125,000. On June 20, 2025, the Company issued an additional unsecured promissory note in the total principal amount of $600,000 to Oabay. Through June 30, 2025, the Company had deposited an aggregate of $1,125,000 into the trust account and $100,000 into the escrow account, pursuant to the promissory notes in connection with extensions of the deadline to complete its initial business combination from September 19, 2024 through July 19, 2025. The $100,000 was subsequently deposited into the trust account in July 2025.

Going Concern Consideration

As of June 30, 2025, the Company had cash of $50,675 and a working capital deficit of $2,429,558. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $50,675 and $93,620 as of June 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of June 30, 2025 and December 31, 2024, the Trust Account had balances of $19,188,028 and $39,582,820, respectively. The dividends and interests earned from the trust account totaled $806,708 and $393,352 for the six and three months ended June 30, 2025, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net income	$114,161	$592,289	$258,075	$1,187,666
Interest earned from trust account	(393,352)	(713,793)	(806,708)	(1,468,106)
Accretion of temporary equity into redemption value (extension deposit)	(350,000)	-	(725,000)	-
Net loss including accretion of temporary equity to redemption value	$(629,191)	$(121,504)	$(1,273,633)	$(280,440)

	For the three months ended June 30, 2025		For the three months ended June 30, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(419,672)	$(209,519)	$(94,280)	$(27,224)
Income earned on investment held in Trust Account	393,352	-	713,793	-
Accretion of temporary equity to redemption value (extension deposit)	350,000	-	-	-
Allocation of net income (loss)	$323,680	$(209,519)	$619,513	$(27,224)

Denominators:
Weighted-average shares outstanding	3,470,245	1,732,500	6,000,000	1,732,500
Basic and diluted net income (loss) per share	$0.09	$(0.12)	$0.10	$(0.02)

	For the six months ended June 30, 2025		For the six months ended June 30, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(858,978)	$(414,654)	$(216,671)	$(63,769)
Income earned on investment held in Trust Account	806,708	-	1,468,106	-
Accretion of temporary equity to redemption value (extension deposit)	725,000	-	-	-
Allocation of net income (loss)	$672,730	$(414,654)	$1,251,435	$(63,769)

Denominators:
Weighted-average shares outstanding	3,588,968	1,732,500	6,000,000	1,765,879
Basic and diluted net income (loss) per share	$0.19	$(0.24)	$0.21	$(0.04)

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

At June 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Less:
Withdrawn in connection with redemption	(23,803,376)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	500,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,779,141
Ordinary shares subject to possible redemption as of December 31, 2024	$39,582,820
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	375,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	413,357
Ordinary shares subject to possible redemption as of March 31, 2025	$40,371,177
Less:
Withdrawn in connection with redemption	(21,826,501)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	350,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	393,352
Ordinary shares subject to possible redemption as of June 30, 2025	$19,288,028

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

On January 28, 2024, a total of 225,000 ordinary shares were forfeited by the Sponsors subsequent to the IPO as the underwriter’s over-allotment option expired unexercised

Promissory Note — Related Party

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

As of June 30, 2025, no promissory note was issued to related party.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on December 19, 2023. As of June 30, 2025 and December 31, 2024, amount due to related party was $120,111 and $60,000, respectively, consisting primarily of administrative services fees, with $111 as of June 30, 2025 related to website fees.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related party of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the six months ended June 30, 2025 and for the year ended December 31, 2024, service fees of $10,500 and $21,000 have been incurred for these services.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotment, at the IPO price less the underwriting discounts and commissions. On January 28, 2024, the underwriter’s over-allotment option expired unexercised and hence a total of 225,000 ordinary shares were forfeited by the Sponsors.

The underwriter was entitled to a cash underwriting discounts of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable upon the closing of the IPO. The cash underwriting discount of $1,200,000 was paid on December 19, 2023.

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated June 30, 2025.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. During the six months ended June 30, 2025, $160,939 of business combination related cost has been incurred. This activity has been recorded net in accompanying financial statements. As of June 30, 2025, the receivable from Oabay and accrued to service providers was $360,277.

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

On December 14, 2023, the Company issued 287,500 founder shares for a consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 founder shares and Peace Investment Holdings Limited holding a total of 1,155,750 founder shares. The payment of $100 was received on December 27, 2023. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. On January 28, 2024, a total of 225,000 ordinary shares were forfeited by the Sponsors as the underwriters’ over-allotment option expired unexercised.

On December 19, 2023, the Sponsors purchased an aggregate of 232,500 private placement units at a price of $10.00 per unit for a total purchase price of $2,325,000 in a private placement.

As of June 30, 2025 and December 31, 2024, there were 1,732,500 ordinary shares issued and outstanding, excluding the 1,733,762 and 6,000,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$19,188,028	$19,188,028	$—	$—

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$39,582,820	$39,582,820	$—	$—

NOTE 9. SEGMENT INFORMATION

ASC 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, including net income (loss), which is comprised of dividends earned on marketable securities held in trust account and interest from the bank account, offset by general and administrative expenses.

The key measure of segment profit or loss reviewed by the Company’s CODM is net income (loss), which is comprised of dividends earned on marketable securities held in trust account and interest from the bank account, offset by general and administrative expenses. Net income (loss) is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the required completion window. The CODM also reviews net income (loss) to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that require disclosure in the financial statements:

●	On July 18, 2025, the Company deposited $100,000 into the Company’s trust account to extend the period of time it has to consummate its initial business combination by one month from July 19, 2025 to August 19, 2025. The Extension is the second of up to six extensions permitted under the Second Amended and Restated Articles of Association, as amended, of the Company currently in effect.

●	In July 2025, as disclosed in Note 1, the $100,000 held in escrow account in June related to June extension was deposited into the trust account.

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

For the three months ended June 30, 2025, we had net income of $114,161, which primarily consisted of interest earned on marketable securities held in trust account and bank interest income of $394,053, offset by formation and operating costs of $279,892.

For the six months ended June 30, 2025, we had net income of $258,075, which primarily consisted of interest earned on marketable securities held in trust account and bank interest income of $808,426, offset by formation and operating costs of $550,351.

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

As of June 30, 2025, our cash and cash equivalent balance was $50,675. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional and adequate review and approval of financial statements, including relevant balances and disclosures. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Redemptions

On June 17, 2025, the Company held the Extraordinary General Meeting to vote on the 2025 Extension Amendment Proposal and the 2025 Trust Agreement Amendment Proposal. In connection with the vote to approve the 2025 Extension Amendment Proposal and the 2025 Trust Agreement Amendment Proposal, the holders of 1,975,249 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $21,826,501.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amendment to the Second Amended and Restated Articles and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2025).
10.1

Promissory Note, dated June 20, 2025, by and among Bayview Acquisition Corp, Oabay Inc and AsiaFactor(CN) Co., Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2025).

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

Signature	Position	Date

/s/Xin Wang	Principal Executive Officer and Director	August 14, 2025
Xin Wang	(Principal Executive Officer)

/s/ David Bamper	Principal Financial Officer	August 14, 2025
David Bamper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yuk Man Lau	Chairman	August 14, 2025
Yuk Man Lau

