Form 10-K
period 2025-12-31
Bayview Acquisition Corp
filed 2026-03-13
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

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
Yes ☒ No ☐

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $39,397,272. The Registrant’s units began trading on December 15, 2023.

As of March 13, 2026, there were 2,738,292 ordinary shares, par value $0.0001 issued and outstanding.

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

As of December 31, 2025, and for the period from February 16, 2023 (inception) through December 31, 2025, the Company had not yet commenced any operations. All activity for the period from February 16, 2023 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Of the proceeds the Company received from the Initial Public Offering and the sale of the Private Placement Units, $60,000,000 ($10.00 per Public Share) was deposited into a U.S.-based trust account at Bank of America with Equiniti Trust Company, LLC, acting as trustee, with approximately $370,988 being used to pay fees and expenses in connection with the closing of the Initial Public Offering, including underwriting commissions of $1,200,000, and $566,582 being available for working capital following the Initial Public Offering. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Units that are deposited in the trust account will not be released from the trust account until the earliest to occur of (a) the completion of our initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 30 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our Public Shares if we are unable to complete our business combination within 30 months from the closing of the Initial Public Offering, subject to applicable law.

Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Merger Agreement

On June 7, 2024, Bayview Acquisition Corp entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Merger Agreement, dated as of June 26, 2024, Amendment No. 2 to Merger Agreement, dated as of May 14, 2025, Amendment No. 3 to Merger Agreement, dated January 21, 2026, the “Merger Agreement”) with Oabay Holding Company, a Cayman Islands exempted company limited by shares (“PubCo”), Oabay Inc., a Cayman Islands exempted company limited by shares (“Oabay”), Bayview Merger Sub I Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), Bayview Merger Sub 2, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 2”), Oabay Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of PubCo (“Merger Sub 3”), BLAFC Limited, a business company limited by shares in the British Virgin Islands, Bayview Holding LP, a Delaware limited partnership, and Peace Investment Holdings Limited, a Delaware limited partnership, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, (i) SPAC will merge with and into Merger Sub 1, with SPAC surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands (the “Act”) (the “First SPAC Merger”), (ii) immediately following the First SPAC Merger, SPAC will merge with and into Merger Sub 2, with Merger Sub 2 surviving the merger in accordance with the Act (the “Second SPAC Merger,” and together with the First SPAC Merger, the “Initial Mergers”), and (iii) following the Initial Mergers, Merger Sub 3 will merge with and into Oabay, with Oabay being the surviving entity and becoming a wholly-owned subsidiary of PubCo in accordance with the Act (the “Acquisition Merger,” and together with the Initial Mergers, the “Mergers”) (the transactions contemplated by the Merger Agreement, including, but not limited to the Mergers, the “Business Combination”).

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

On June 17, 2025, the Company held an extraordinary general meeting at which the shareholders of the Company approved (i) a proposal to extend the date by which the Company must complete its initial business combination from June 19, 2025 (the “June Termination Date”) to December 19, 2025, with all six (6) extensions comprised of one month each and (ii) a proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the June Termination Date up to six (6) times, with all six (6) extensions comprised of one month each from the June Termination Date to December 19, 2025 by providing five days’ advance notice to the Trustee prior to the applicable June Termination Date and depositing into the Trust Account $100,000 for each month in an Extension until December 19, 2025.

In connection with the vote to approve the extension amendment proposal and the trust agreement amendment proposal, the holders of 1,975,249 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $21,826,501.

On December 12, 2025, the Company held an extraordinary general meeting at which the shareholders of the Company approved (i) a proposal to extend the date by which the Company must complete its initial business combination from December 19, 2025 (the “December Termination Date”) to June 19, 2026, with all six (6) extensions comprised of one month each and (ii) a proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the December Termination Date up to six (6) times, with all six (6) extensions comprised of one month each from the December Termination Date to June 19, 2026 by providing five days’ advance notice to the Trustee prior to the applicable December Termination Date and depositing into the Trust Account $50,000 for each month in an Extension until June 19, 2026.

In connection with the vote to approve the extension amendment proposal and the trust agreement amendment proposal, the holders of 727,970 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.62 per share, for an aggregate redemption amount of approximately $8,456,654.

Nasdaq Delisting Notices

On August 22, 2025, the Company received a written notice from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to maintain a minimum market value of listed securities (“MVLS”) of $50.0 million. If the Company does not regain compliance within the 180-day period, the securities will be subject to delisting.

On January 16, 2026, the Company received another written notice from the Staff notifying the Company that the Company is not in compliance with Nasdaq Listing Rules 5450(b)(2)(C), 5810(c)(3)(D), 5810(b), and 5505 (collectively, the “MVPHS Rules”), which require the Company to maintain a minimum market value of publicly held shares (“MVPHS”) of $15.0 million. If the Company does not regain compliance within the 180-day period, the securities will be subject to delisting.

On February 12, 2026, the Company received another written notice from the Staff notifying the Company that the Company is not in compliance with the Annual Meeting Rule, which requires the Company to hold an annual meeting of shareholders within twelve months of the end of its fiscal year. The Company has 45 calendar days to submit a plan of compliance. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2026, to evidence compliance with the Annual Meeting Rule.

On February 19, 2026, the Company received another written notice from Nasdaq stating that the Company had not regained compliance with the MVLS Rule within the compliance period, and also that the Company is not in compliance with the other Continued Listing Requirements. Accordingly, unless the Company requests an appeal of Nasdaq’s determination to delist, the Company’s securities will be delisted from Nasdaq, trading of the Company’s securities will be suspended at the opening of business on March 2, 2026, and a Form 25-NSE will be filed with the SEC to remove the Company’s securities from listing and registration on Nasdaq.

On February 23, 2026, the Company appealed Nasdaq’s determination to delist the Company by requesting a hearing with the Nasdaq hearings panel, which hearing is scheduled for March 31, 2026, at 11:00 am Eastern Standard Time.

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

Business Combination

Pursuant to the Second Amended and Restated Memorandum and Articles of Association (as amended), we may, by resolution of directors, at the request of our Sponsors, avail ourselves of six (6) extension periods, with all six (6) extensions comprised of one month each, to consummate the Business Combination, subject to the Sponsors or its affiliates or designees, upon five days’ advance notice prior to the applicable Business Combination deadline, depositing into the Trust Account for each such monthly extension, on or prior to the date of the applicable Business Combination deadline $50,000 for each month in an Extension. In the event that our Sponsors elects to extend the time to complete a Business Combination, pay the Extension Payment, and deposit the Extension Payment into the Trust Account, the Sponsors will receive a non-interest bearing, unsecured promissory note equal to the amount of the Extension Payment, which amount will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so.

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

In addition, we may be required to obtain additional financing in connection with the closing of our Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. Our Second Amended and Restated Memorandum and Articles of Association provides that, following the Initial Public Offering and prior to the consummation of our Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 30 months from the closing of the IPO or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Second Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their Public Shares.

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

Our founders, including Yuk Man Lau, Xin Wang and David Bamper may not become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, before we enter into a binding agreement regarding our Business Combination or we have failed to complete our Business Combination within 30 months from the closing of the Initial Public Offering.

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

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders have agreed to vote their Founder Shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	The requirement that we complete our initial business combination within 30 months from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Rights, potentially at a loss.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Ordinary Shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our Rights will expire worthless.

●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.

●	Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Our ability to complete a business combination may be impacted by the fact that a some of our officers and directors are located in or have significant ties to the People’s Republic of China, including, Hong Kong, Taiwan and Macau. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS) or ultimately prohibited.

●	We may engage our underwriters or one of their respective affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions and a unit purchase option under certain conditions. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

Risks Related to Our Securities

●	We may issue additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

●	The grant of registration rights to our founders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Ordinary Shares.

●	Our unit purchase option and Rights may have an adverse effect on the market price of our Ordinary Shares and make it more difficult to effect a business combination, and you may experience dilution if such securities are exercised or converted.

●	If our initial business combination involves a company organized under the laws of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial business combination.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our founders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

●	We may face additional and distinctive risks if we acquire a technology business.

●	If we effect our initial business combination with a business located in PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.

●	If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S.

●	If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

●	The Chinese government may exert substantial interventions and influences over the manner in which our post-combination entity must conduct its business activities that we cannot expect when we enter into a definitive agreement with a target company with major operation in China. If the Chinese government establish some new policies, regulations, rules, or laws in the industries where our post-combination entity is in, our post-combination entity may subject to material change in its operations and the value of our Ordinary Shares.

●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

●	In light of recent events indicating greater oversight by the Cyberspace Administration of China (“CAC”) over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also avoid conduct a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

●	Governmental control of currency conversion may affect the value of your investment.

●	The governing PRC laws and regulations are sometimes vague and uncertain, which may result in a material change in our operations and the value of our shares if we complete our business combination with a target in China.

Item 1A.	Risk Factors

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

As of December 31, 2025, we had a working capital deficit of $3,414,653. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate the initial business combination or our inability to continue as a going concern.

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

As a result, in addition to our Initial Shareholders’ Founder Shares, we do not need any of the 2,738,292 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the EBC Founder Shares are voted in favor of a business combination). Our Founder Shares and private shares will represent 63.27% of our outstanding Ordinary Shares immediately following the Redemptions. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our Initial Shareholders agreed to vote their Founder Shares and private shares in accordance with the majority of the votes cast by our public shareholders.

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

Our Sponsors have the right to extend the term we have to consummate our initial business combination up to 30 months from the closing of the IPO without providing our shareholders with a corresponding redemption right.

We have up to 30 months from the closing of the IPO to consummate an initial business combination. We may, by resolution of our Board of Directors, if requested by our Sponsors, extend the period of time we will have to consummate an initial business combination by an additional month (for a total of up to 30 months from the closing of the IPO), provided that, pursuant to the terms of our Second Amended and Restated Memorandum and Articles of Association and the Trust Agreement, our Sponsors or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the trust account $50,000 for each Extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such Extension.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 30 months from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

Our Second Amended and Restated Memorandum and Articles of Association provides that we must complete our initial business combination within 30 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share or less in certain circumstances, and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described in the Registration Statement, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 30 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 30 months from the closing of the IPO subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 30 months from the closing of the IPO for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the 30 months from the closing of the IPO before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Rights, potentially at a loss.

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

Furthermore, because we are obligated to pay cash for the Ordinary Shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the trust account are insufficient to allow us to operate for at least the 30 months from the closing of the IPO, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 30 months from the closing of the IPO, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 30 months from the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share or less in certain circumstances on the liquidation of our trust account and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

Of the net proceeds of the IPO and the sale of the Private Placement Units, only approximately $575,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $550,000 (excluding deferred underwriting discount), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $550,000 (excluding deferred underwriting discount), the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our founders or their affiliates to operate, or we may be forced to liquidate. None of our founders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have 30 months, if we extend the period of time to consummate a business combination, to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our Rights will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

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

Our Second Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Ordinary Shares, par value $0.0001 per share and 2,000,000 preferred shares, par value $0.0001 per share. As of the date of this 10-K annual report, there are 2,738,292 Ordinary Shares issued and outstanding. As a result, there are 197,261,708 unissued Ordinary Shares, respectively, available for issuance, which amount does not take into account the Ordinary Shares reserved for issuance upon exercise of any outstanding Rights. Immediately after the consummation of the IPO, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Second Amended and Restated Memorandum and Articles of Association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Second Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 30 months from the closing of the IPO, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Second Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their Public Shares. These provisions of our Second Amended and Restated Memorandum and Articles of Association, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 30 months from the closing of the IPO or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

Simultaneously with the closing of the IPO, we issued 232,500 Private Placement Units to our Sponsors. Our founders currently own 1,500,000 Founder shares. In addition, if our founders or their affiliates make any working capital loans, up to $300,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

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

An investment in the IPO may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we are issuing in the IPO, the allocation an investor makes with respect to the purchase price of a unit between the Ordinary Shares and the right to receive one-tenth of an ordinary share upon the completion of an initial business combination included in each unit could be challenged by the IRS or courts. Finally, it is unclear whether the redemption rights with respect to our Ordinary Shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section titled “Taxation-United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the Registration Statement captioned “Taxation-United States Federal Income Tax Considerations-General”) of our securities, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the Registration Statement captioned “Taxation-United States Federal Income Tax Considerations-U.S. Holders-Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and if the start-up exception may be applicable, potentially not until after the two taxable years following). Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of the Registration Statement captioned “Taxation-United States Federal Income Tax Considerations-U.S. Holders-Passive Foreign Investment Company Rules.”

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

Our officers and directors have fiduciary responsibility to dedicate substantially all their business time to their respective affairs and their respective portfolio companies. However, this responsibility does not require any of our officers or directors to commit his or her full time to our affairs in particular, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. Furthermore, our founders, including Yuk Man Lau, Xin Wang and David Bamper may not become an officer or director of another special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act before we enter a binding agreement regarding our initial business combination. We do not intend to have any full-time employees prior to the completion of our initial business combination. In addition, each of our officers and certain of our directors are employed by or affiliated with our founders, which makes investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of the Registration Statement entitled “Management - Conflicts of Interest.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of the Registration Statement entitled “Management - Officers and Directors,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our founders or their respective affiliates. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under the section of the Registration Statement entitled “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our founders are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of the Registration Statement entitled “Proposed Business - Sources of Target Businesses” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our founders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Our Initial Shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 30 months from the closing of the IPO, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our founders. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our founders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our Rights will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our business combination period is within 30 months from the closing of the IPO, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 30 months from the closing of the IPO.

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

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 30 months from the closing of the IPO, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 30 months from the closing of the IPO.

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

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 30 months from the closing of the IPO, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 30 months from the closing of the IPO.

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

The PRC government also has significant authority to exert restrictions on foreign exchange and our ability to transfer cash between entities, across borders, and to U.S. investors that may apply if we acquire a company that is based in China or Hong Kong in an initial business combination. We will be subject to restrictions on dividend payments as current regulations in China would permit our PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiary will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. See “-If we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.”

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 30 months from the closing of the IPO, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders

As of December 31, 2025 we had 3 holders of record of our Ordinary Shares, 3 holders of record of our Units and 1 holder of record of our Rights.

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

At the extraordinary general meeting held on June 17, 2025, holders of 1,975,249 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $21,826,501.

At the extraordinary general meeting held on December 12, 2025, holders of 727,970 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.62 per share, for an aggregate redemption amount of approximately $8,456,654.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 16, 2023 (inception) to December 31, 2025, have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below and identifying a target company and completing the initial Business Combination. Following our IPO, we would not generate any operating revenues until the completion of our initial business combination. We would generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for business combination expenses.

For the year ended December 31, 2025, we had net income of $202,599, which primarily consisted of interest earned on marketable securities held in trust account and bank interest income of $1,189,102, offset by formation and operating costs of $986,503.

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

As of December 31, 2025, our cash and cash equivalent balance was $44,129. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We expect our primary liquidity requirements before the completion of the initial business combination to include approximately $200,000 in legal, accounting, due diligence and other fees in connection with the business combination; $100,000 in legal and accounting related to regulatory reporting obligations, $120,000 for office space, administrative and support services, $55,000 in NASDAQ continued listing fees and $100,000 for miscellaneous expenses, including director and officer’s liability insurance, general corporate purposes, liquidation obligations and reserves.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. Critical accounting policies are described below, and all the significant accounting policies are described in Note 2 of the financial statements.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

During the prior year, the Company identified a material weakness in its internal control over financial reporting related to the lack of a qualified SEC reporting professional and their review of the period-end financial statements. Throughout the current year, management implemented remediation steps to address this material weakness, including expanding and improving our review process, enhancing access to accounting literature, and supplementing existing accounting professionals with additional staff possessing the requisite experience and training. Management has concluded that the previously reported material weakness has been remediated as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the changes mentioned above, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Yuk Man Lau	70	Chairperson
Xin Wang	47	Chief Executive Officer and Director
David Bamper	56	Chief Financial Officer and Director
Wei Lu	63	Director
Guohan Li	44	Director
John DeVito	57	Director

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

Our founders, including Yuk Man Lau, Xin Wang and David Bamper may not become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act before we enter into a binding agreement regarding our initial business combination or we have failed to complete our initial business combination within 30 months from the closing of the IPO.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our founders, including Yuk Man Lau, Xin Wang and David Bamper may not become an officer or director of any other SPACs before we enter into a binding agreement regarding our initial business combination or we have failed to complete our initial business combination within 30 months from the closing of the IPO; as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares, private shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares and private shares held by them if we fail to consummate our initial business combination within 30 months from the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the trust account will be used to fund the redemption of our Public Shares, and the Private Placement Units and underlying securities will be worthless. With certain limited exceptions, 50% of the Founder Shares and Private Placement Units (and underlying securities) will not be transferable, assignable by our founders until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the Founder Shares and Private Placement Units (and underlying securities) may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own Ordinary Shares and Rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our founders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination. Up to $500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

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

The following table is based on 2,738,292 Ordinary Shares outstanding at March 13, 2026. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Share
Peace Investment Holdings Limited(2)	1,160,775	21.3%
Bayview Holding LP(3)	571,725	10.5%
Xin Wang	-	-
David Bamper	-	-
Wei Lu	-	-
John DeVito	-	-
Guohan Li	-	-
Yuk Man Lau	-	-
All executive officers and directors as a group (8 individuals)	1,732,500	31.8%
Mizuho Financial Group, Inc.(4)	526,000	6.8%
W.R. Berkley Corporation(5)	149,185	5.4%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Bayview Acquisition Corp, 420 Lexington Ave, Suite 2446 New York NY 10170.

(2)	Peace Investment Holdings Limited, one of our two co-Sponsors, is the record holder of the Founder Shares and private shares reported herein. Peace Investment Holdings Limited is wholly owned by Pengfei Zheng, who is, accordingly, deemed to be the beneficial owner of such shares.

(3)	Bayview Holding LP, one of our two co-Sponsors, is the record holder of the Founder Shares reported herein. Bayview Holding LP’s dispositive and voting power is held by Bayview Holding Management, LLC, which is in turn wholly owned by Taylor Zhang, who is, accordingly, deemed to be the beneficial owners of such shares.

(4)	According to a Schedule 13G/A filed with the SEC on May 13, 2025, by Mizuho Financial Group Inc. (“Mizuho”), as of March 31, 2025, Mizuho owned 513,500 shares of the outstanding Ordinary Shares of the Issuer. Mizuho’s principal business address is 1-5-5, Otemachi, Chiyoda-Ku, Tokyo, 100-8176, Japan.

(5)	According to a Schedule 13G filed with the SEC on February 10, 2026, by W.R. Berkley Corporation and Berkley Insurance Company, as of December 31, 2025, the reporting persons had shared voting and dispositive power of 283,483 Ordinary Shares of the Issuer. The principal address of the reporting persons is 475 Steamboat Road, Greenwich, CT 06830.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Service Arrangements

On December 14, 2023, we entered into an administrative services agreement with TenX Global Capital LP, pursuant to which TenX Global Capital LP agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay TenX Global Capital LP $10,000 per month for such administrative services. For the years ended December 31, 2025 and 2024, the Company recorded an administration fee of $120,000.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $128,125 and $144,115, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. The aggregate fee billed by UHY for the professional services rendered for the review of our registration statements and other regulatory documents filed with SEC for the years ended December 31, 2025 and 2024 totaled $81,313 and $65,501.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended 2025 and for the period from February 16, 2023 (inception) through December 31, 2025.

All Other Fees. We did not pay UHY for other services for the year ended 2025 and for the period from February 16, 2023 (inception) through December 31, 2025.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 7, 2024, by and among Bayview Acquisition Corp, Oabay Holding Company, Oabay Inc. and the additional parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024).
2.1.1	Amendment No. 1 to Merger Agreement, dated June 26, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024).
2.1.2	Amendment No. 2 to Merger Agreement, dated May 14, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).
2.1.3	Amendment No. 3 to Merger Agreement, dated January 21, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
3.3	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2025).
3.3.1	Amendment to the Second Amended and Restated Articles and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025).
3.3.2	Amendment to the Second Amended and Restated Articles and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
4.4	Unit Purchase Option, dated December 14, 2023, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
4.5	Rights Agreement, dated December 14, 2023, by and between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
4.6	Description of securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 16, 2024).
10.1	Investment Management Trust Agreement, dated December 14, 2023, by and between the Company and Equiniti Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.2	Registration Rights Agreement, dated December 14, 2023, by and among the Company, Bayview Holding, LP and Peace Investment Holdings Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
10.3	Share Escrow Agreement, dated December 14, 2023, by and among the Company, Equiniti Trust Company and the initial shareholders party thereto ((incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.4	Private Placement Unit Purchase Agreement, dated December 14, 2023, by and between the Company, Bayview Holding LP and Peace Investment Holdings Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.5	Administrative Services Agreement, dated December 14, 2023, by and between the Company and TenX Global Capital, LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
10.6	Securities Subscription Agreement, between the Registrant and the Sponsor dated February 23, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023).
10.7	Letter Agreement, dated December 14, 2023, by and among the Company, its executive officers, its directors, Bayview Holding LP and Peace Investment Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023)
10.9	Shareholder Support Agreement dated as of June 7, 2024, by and among Bayview Acquisition Corp, Oabay Inc. and the additional parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024).
10.10	Sponsor Support Agreement dated as of June 7, 2024, by and among Bayview Acquisition Corp,, Oabay Inc., Bayview Holding LP, and Peace Investment Holdings Limited and the additional parties thereto (incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024).
14	Code of Ethics (incorporated by reference to the Company Registration Statement on Form S-1 (File No. 333-275649) filed with the SEC on November 17, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2025).
24.1	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Bayview Acquisition Corp. Clawback Policy (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024).
101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.PRE*104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on March 13, 2026.

BAYVIEW ACQUISITION CORP

By:	/s/ Xin Wang
Name:	Xin Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Yuk Man Lau	Chairperson	March 13, 2026
Yuk Man Lau

/s/ Xin Wang	Chief Executive Officer (Principal Executive Officer)	March 13, 2026
Xin Wang	and Director

/s/ David Bamper	Chief Financial Officer (Principal Financial Officer)	March 13, 2026
David Bamper	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Bayview Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bayview Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York
March 13, 2026

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Cash	$44,129	$93,620
Prepaid expenses	8,336	31,347
Total Current Assets	52,465	124,967
Investments held in trust account	11,710,990	39,582,820
Cash held in escrow account	50,000	-
Total Non-Current Assets	11,760,990	39,582,820
Total Assets	$11,813,455	$39,707,787

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$842,103	$634,060
Promissory notes – extension	1,775,000	500,000
Payable to target	669,311	86,833
Due to related party	180,705	60,000
Total Current Liabilities	3,467,119	1,280,893
Deferred underwriting commission payable	2,100,000	2,100,000
Total Non-Current Liabilities	2,100,000	2,100,000
Total Liabilities	5,567,119	3,380,893

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption (1,005,792 and 3,709,011 shares at redemption value of $11.69 and $10.67 as of December 31, 2025 and 2024, respectively)	11,760,990	39,582,820

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 and 1,732,500 shares issued and outstanding (excluding 1,005,792 and 3,709,011 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	173	173
Additional paid-in capital	-	-
Accumulated Deficit	(5,514,827)	(3,256,099)
Total Shareholders’ Deficit	(5,514,654)	(3,255,926)
Total Liabilities and Shareholders’ Deficit	$11,813,455	$39,707,787

The accompanying notes are an integral part of these financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2025	For the year ended December 31, 2024

Formation and operating costs	$986,503	$1,027,170
Loss from operations	(986,503)	(1,027,170)

Other income:
Bank interest income	2,775	1,004
Interest and dividend earned on securities held in trust account	1,186,327	2,779,141
Total other income	1,189,102	2,780,145

Net income	$202,599	$1,752,975

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	2,621,830	5,417,863
Basic and diluted net income per share, redeemable ordinary shares	$0.42	$0.39
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,732,500	1,749,098
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.52)	$(0.21)

The accompanying notes are an integral part of these financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	1,957,500	$196	$-	$(1,729,956)	$(1,729,760)
Forfeiture of ordinary shares by Sponsors	(225,000)	(23)	23	-	-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(23)	(2,779,118)	(2,779,141)
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	-	-	-	(500,000)	(500,000)
Net income	-	-	-	1,752,975	1,752,975
Balance as of December 31, 2024	1,732,500	$173	$-	$(3,256,099)	$(3,255,926)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(1,186,327)	(1,186,327)
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	-	-	-	(1,275,000)	(1,275,000)
Net income	-	-	-	202,599	202,599
Balance as of December 31, 2025	1,732,500	$173	$-	$(5,514,827)	$(5,514,654)

The accompanying notes are an integral part of these financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Cash flows from operating activities:
Net income	$202,599	$1,752,975
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(1,186,327)	(2,779,141)
Changes in operating assets and liabilities:
Accrued expenses	208,043	330,301
Payable to Target	582,478	86,833
Prepaid expenses	23,011	70,344
Due to related party	120,705	50,000
Net cash used in operating activities	(49,491)	(488,688)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	30,283,157	23,803,376
Cash deposited into trust account in connection with extension	(1,225,000)	(500,000)
Cash deposited escrow account	(50,000)	-
Net cash provided by investing activities	29,008,157	23,303,376

Cash flows from financing activities:
Redemption of ordinary shares	(30,283,157)	(23,803,376)
Proceeds from promissory notes	1,275,000	500,000
Net cash used in financing activities	(29,008,157)	(23,303,376)

Net change in cash	(49,491)	(488,688
Cash at beginning of period	93,620	582,308
Cash at end of period	$44,129	$93,620

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,186,327	2,779,141

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of December 31, 2025, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through December 31, 2025 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until the last extended date, June 19, 2026, to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less certain amount of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On May 14, 2025, the parties to the Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger pursuant to which the parties agreed to realign the sequence of the transactions contemplated by the Merger Agreement so that such sequence is as follows: (i) Merger Sub 3 will merge with and into Oabay, with Oabay being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “Acquisition Merger”), and (ii) immediately following the Acquisition Merger, Merger Sub 1 will merge with and into SPAC, with SPAC being the surviving entity (the “First SPAC Merger” and together with the Acquisition Merger, the “Mergers”), each Merger to occur upon the terms and subject to the conditions set forth in the Second Amendment and in accordance with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands.

On January 21, 2026, the parties to the Merger Agreement entered into the Third Amendment to the Agreement and Plan of Merger, which extended the Outside Closing Date to June 15, 2026.

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

On June 17, 2025, the Company held another extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from June 19, 2025 up to six times to December 19, 2025, with all six extensions comprised of one month each (the “2025 Extension Amendment Proposal”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and the Trustee to (a) allow the Company to extend the Termination Date up to six times from the Termination Date to December 19, 2025 with all six extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $100,000 per extension (the “Extension Payment”) until December 19, 2025 and (b) allow the Trustee to liquidate the Trust Account if the Extension Payment is not deposited on time after the expiration of a 30-day cure period (the “2025 Trust Agreement Amendment Proposal”).

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

On December 12, 2025, the Company held an extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from December 19, 2025 to June 19, 2026, with all six extensions comprised of one month each (the “2025 Extension Amendment Proposal 2”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and the Trustee to allow the Company to extend the Termination Date up to six times from the Termination Date to June 19, 2026 with all six extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $50,000 per extension (the “Extension Payment”) until June 19, 2026.

From September 2024 through November 2025, the Company issued 15 promissory notes to Oabay to cover the expense in connection with the extension of the Business Combination, for an aggregate principal amount of $1,725,000. On December 12, 2025, the Company issued an additional unsecured promissory notes in the total principal amount of $300,000 to Oabay. Through December 31, 2025, the Company had deposited an aggregate of $1,725,000 into the trust account, where $50,000 deposited in December 2025 was held in the escrow account.

Going Concern Consideration

As of December 31, 2025, the Company had cash of $44,129 and a working capital deficit of $3,414,654. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (SEC).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $44,129 and $93,620 and did not have any cash equivalents as of December 31, 2025 and 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of December 31, 2025 and 2024, the Trust Account had balances of $11,710,990 and $39,582,820, respectively. The interests and dividends earned from the trust account totaled $1,186,327 and $2,779,141 for the year ended December 31, 2025 and for the year ended December 31, 2024, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Cash Held in Escrow Account

As of December 31, 2025, the Company had $50,000 in cash held in escrow account by the Company’s trustee, Equiniti Trust Company LLC (“Equiniti”), which was not deposited to Trust Account as of December 31, 2025. On January 7, 2026, the full amount was deposited in the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Net income (loss)	$202,599	$1,752,975
Interest earned from trust account	(1,186,327)	(2,779,141)
Accretion of temporary equity into redemption value	(1,275,000)	(500,000)
Net loss including accretion of temporary equity to redemption value	$(2,258,728)	$(1,526,166)

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(1,360,026)	$(898,702)	$(1,153,705)	$(372,461)
Income earned on investment held in Trust Account	1,186,327	-	2,779,141	-
Accretion of temporary equity to redemption value (extension deposit)	1,275,000	-	500,000	-
Allocation of net income (loss)	$1,101,301	$(898,702)	$2,125,436	$(372,461)

Denominators:
Weighted-average shares outstanding	2,621,830	1,732,500	5,417,863	1,749,098
Basic and diluted net income (loss) per share	$0.42	$(0.52)	$0.39	$(0.21)

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

At December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Less:
Withdrawn in connection with redemption	(23,803,376)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	500,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,779,141
Ordinary shares subject to possible redemption as of December 31, 2024	$39,582,820
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	375,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	413,357
Ordinary shares subject to possible redemption as of March 31, 2025	$40,371,177
Less:
Withdrawn in connection with redemption	(21,826,501)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	350,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	393,352
Ordinary shares subject to possible redemption as of June 30, 2025	$19,288,028
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	300,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	200,465
Ordinary shares subject to possible redemption as of September 30, 2025	$19,788,493
Less:
Withdrawn in connection with redemption	(8,456,654)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	250,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	179,152
Ordinary shares subject to possible redemption as of December 31, 2025	$11,760,990

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

As of December 31, 2025 and 2024, no promissory note was issued to related party.

Due to Related Party

On December 14, 2023, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space and secretarial and administrative support. As of December 31, 2025 and 2024, amount due to related party was $180,705 and $60,000 respectively consisting primarily of administrative services fees, with $705 as of December 31, 2025 related to website fees.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related party of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the years ended December 31, 2025 and 2024, service fees of $21,000 have been incurred for these services, respectively.

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

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated December 31, 2025 and 2024.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. For the years ended December 31, 2025 and 2024, $582,502 and $311,200 of business combination related costs have been incurred for these services, and $501,121 and $311,200 was reimbursed by Oabay. This activity has been recorded net in accompanying financial statements. As of December 31, 2025 and 2024, the receivable from Oabay and accrued to service providers was zero.

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

Risk and Uncertainties

As of December 31, 2025 and 2024, we did not have any commitments or contractual obligations.

The net proceeds of the IPO and the sale of the Private Placement Units held in the trust account will be invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

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

As of December 31, 2025 and 2024, there were 1,732,500 and 1,732,500 ordinary shares issued and outstanding, respectively, excluding the 1,005,792 and 3,709,011 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

Redemptions — In connection with the extraordinary general meeting held on June 17, 2025, holders of 1,975,249 Ordinary Shares exercised their rights to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $21,826,501.

In connection with the extraordinary general meeting held on December 12, 2025, holders of 727,970 Ordinary Shares exercised their rights to redeem their shares for cash at a redemption price of approximately $11.62 per share, for an aggregate redemption amount of approximately $8,456,654.

As a result of these redemptions, a total of 2,703,219 Ordinary Shares were redeemed during the year ended December 31, 2025, for an aggregate redemption amount of approximately $30,283,155. The redemption amounts were paid from the Company's Trust Account, and the redeemed shares were cancelled.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$11,710,990	$11,710,990	$-	$-

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$39,582,820	$39,582,820	$-	$-

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Interest and Dividends earned on marketable securities held in trust account	$1,186,327	$2,779,141
Interest from bank account	2,775	1,004
General and administrative expenses	(986,503)	(1,027,170)
Net Income (loss)	$202,599	$1,752,975

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that is required disclosure in the financial statements:

On January 15, 2026, the Company deposited $50,000 into the Company’s trust account to extend the period of time it has to consummate its initial business combination by one month from January 19, 2026 to February 19, 2026. The Extension is the second of up to six extensions permitted under the Third Amended and Restated Articles of Association, as amended, of the Company currently in effect.

On January 16, 2026, Bayview received a written notice (the “2026 Notice”) from Nasdaq Staff notifying Bayview that it is not in compliance with Nasdaq Listing Rules 5450(b)(2)(C), 5810(c)(3)(D), 5810(b), and 5505 (collectively, the “MVPHS Rules”), which require Bayview to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15.0 million. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of Bayview’s securities on the Nasdaq Global Market.

On January 21, 2026, the parties to the Merger Agreement entered into the Third Amendment to the Agreement and Plan of Merger, which extended the Outside Closing Date to June 15, 2026.

On February 12, 2026, Bayview received written notice (the “2026 Notice 2”) from Nasdaq staff notifying Bayview that it is not in compliance with Nasdaq Listing Rule 5620(a), which requires Bayview to held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of Bayview’s securities on the Nasdaq Global Market.

On February 13, 2026, the Company deposited $50,000 into the Company’s trust account to extend the period of time it has to consummate its initial business combination by one month from February 19, 2026 to March 19, 2026. The Extension is the third of up to six extensions permitted under the Second Amended and Restated Articles of Association, as amended, of the Company currently in effect.

On February 19, 2026, the Company received a written notice (the “2026 Notice 3”) from the Staff notifying the Company that the Company has not regained compliance with the MVLS Rule, and also that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 400 total shareholders for continued listing, and Nasdaq Listing Rule 5620(a) (the “Annual Meeting Rule”), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of its fiscal year. Accordingly, the Staff determined that the Company’s securities will be delisted from The Nasdaq Global Market unless the Company requests an appeal of this determination by February 26, 2026. The Company has requested a hearing before the Nasdaq Hearings Panel to appeal Nasdaq’s determination, and the hearing is scheduled for March 31, 2026.

