Form 10-Q
period 2026-03-31
Bayview Acquisition Corp
filed 2026-05-20
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, there were 2,738,292 ordinary shares, par value $0.0001 issued and outstanding.

BAYVIEW ACQUISITION CORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$50,187	$44,129
Prepaid expenses	76,227	8,336
Total Current Assets	126,414	52,465
Investments held in trust account	12,014,746	11,710,990
Cash held in escrow account	-	50,000
Total Non-Current Assets	12,014,746	11,760,990
Total Assets	$12,141,160	$11,813,455

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$990,797	$842,103
Promissory notes – extension	1,925,000	1,775,000
Payable to target	1,035,433	669,311
Due to related party	210,938	180,705
Total Current Liabilities	4,162,168	3,467,119
Deferred underwriting commission payable	2,100,000	2,100,000
Total Non-Current Liabilities	2,100,000	2,100,000
Total Liabilities	6,262,168	5,567,119

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption (1,005,792 shares at redemption value of $11.95 and $11.69 as of March 31, 2026 and December 31, 2025, respectively)	12,014,746	11,760,990

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 shares issued and outstanding (excluding 1,005,792 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	173	173
Additional paid-in capital	-	-
Accumulated Deficit	(6,135,927)	(5,514,827)
Total Shareholders’ Deficit	(6,135,754)	(5,514,654)
Total Liabilities and Shareholders’ Deficit	$12,141,160	$11,813,455

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Formation and operating costs	$471,513	$270,459
Loss from operations	(471,513)	(270,459)

Other income:
Bank interest income	413	1,017
Interest and dividend earned on securities held in trust account	103,756	413,357
Total other income	104,169	414,374

Net (loss) income	$(367,344)	$143,915

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	1,005,792	3,709,011
Basic and diluted net income per share, redeemable ordinary shares	$0.03	$0.09
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,732,500	1,732,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.23)	$(0.12)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2026	1,732,500	$173	$-	$(5,514,827)	$(5,514,654)

Interest earned on trust account	-	-	-	(103,756)	(103,756)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(150,000)	(150,000)
Net loss	-	-	-	(367,344)	(367,344)
Balance as of March 31, 2026	1,732,500	$173	$-	$(6,135,927)	$(6,135,754)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2025	1,732,500	$173	$-	$(3,256,099)	$(3,255,926)

Interest earned on trust account	-	-	-	(413,357)	(413,357
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(375,000)	(375,000
Net income	-	-	-	143,915	143,915
Balance as of March 31, 2025	1,732,500	$173	$-	$(3,900,541)	$(3,900,368)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net (loss) income	$(367,344)	$143,915
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Income earned on investments held in Trust Account	(103,756)	(413,357)
Changes in operating assets and liabilities:
Accrued expenses	148,694	245,364
Payable to Target	366,122	-
Prepaid expenses	(67,891)	(46,941)
Due to related party	30,233	30,000
Net cash provided by (used in) operating activities	6,058	(41,019)

Cash flows from investing activities:
Principal deposited into trust account in connection with extension	(200,000)	(375,000)
Principal received from escrow account	50,000	-
Net cash used in investing activities	(150,000)	(375,000)

Cash flows from financing activities:
Proceeds from promissory note	150,000	375,000
Net cash provided by financing activities	150,000	375,000

Net change in cash	6,058	(41,019)
Cash at beginning of period	44,129	93,620
Cash at end of period	$50,187	$52,601

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	103,756	413,357

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2026, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through March 31, 2026 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On May 19, 2026, the parties to the Merger Agreement entered into the Fourth Amendment to the Agreement and Plan of Merger, which extended the Outside Closing Date to December 19, 2026.

Extension

On September 16, 2024, the Company held an extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from September 19, 2024 to June 19, 2025, with all nine (9) extensions comprised of one month each (the “2024 Extension Amendment Proposal”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and Equiniti Trust Company, LLC (the “Trustee”) to allow the Company to extend the Termination Date up to nine (9) times, with all nine (9) extensions comprised of one month each from the Termination Date to June 19, 2025 by providing five days’ advance notice to the Trustee prior to the applicable Termination Date and depositing into the Trust Account $125,000 for each month in an Extension until June 19, 2025 (the “2024 Trust Agreement Amendment Proposal”).

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

On December 12, 2025, the Company held an extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from December 19, 2025 to June 19, 2026, with all six extensions comprised of one month each (the “2025 Extension Amendment Proposal 2”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and the Trustee to allow the Company to extend the Termination Date up to six times from the Termination Date to June 19, 2026 with all six extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $50,000 per extension until June 19, 2026 (the “Trust Agreement Amendment Proposal 2”).

In connection with the vote to approve the 2025 Extension Amendment Proposal 2 and the 2025 Trust Agreement Amendment Proposal 2, the holders of 727,970 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.53 per share, for an aggregate redemption amount of approximately $8,393,494.10.

From September 2024 through March 2026, the Company issued 11 promissory notes to Oabay to cover the expense in connection with the extension of the Business Combination, for an aggregate principal amount of $1,925,000. Through March 31, 2026, an aggregate of $1,925,000 funded by Oabay pursuant to promissory note arrangements was deposited into the trust account.

Going Concern Consideration

As of March 31, 2026, the Company had cash of $50,187 and a working capital deficit of $4,035,754. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 13, 2026  .

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $50,187 and $44,129 as of March 31, 2026 and December 31, 2025, respectively.

Investments held in trust account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of March 31, 2026 and December 31, 2025, the Trust Account had balances of $12,014,746 and $11,710,990 , respectively. The interests earned from the trust account totaled $103,756 and $413,357 for the three months ended March 31, 2026 and for the three months ended March 31, 2025, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Cash held in escrow account

As of March 31, 2026 and December 31, 2025, the Company had $0 and $50,000, respectively, of cash held in escrow, representing the Extension Payment that was subsequently deposited into the Trust Account in the month following the balance sheet date. The $50,000 balance at December 31, 2025 represented an Extension Payment that had not yet been deposited into the Trust Account; the full amount was subsequently deposited into the Trust Account on January 7, 2026.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Net income (loss)	$(367,344)	$143,915
Interest earned from trust account	(103,756)	(413,357)
Accretion of temporary equity into redemption value (extension deposit)	(150,000)	(375,000)
Net loss including accretion of temporary equity to redemption value	$(621,100)	$(644,442)

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(228,134)	(392,966)	$(439,261)	$(205,181)
Income earned on investment held in Trust Account	103,756	-	413,357	-
Accretion of temporary equity to redemption value (extension deposit)	150,000	-	375,000	-
Allocation of net income (loss)	$25,622	(392,966)	$349,096	$(205,181)

Denominators:
Weighted-average shares outstanding	1,005,792	1,732,500	3,709,011	1,732,500
Basic and diluted net income (loss) per share	$$0.03	$(0.23)	$0.09	$(0.12)

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

At March 31, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Less:
Withdrawn in connection with redemption	(23,803,376)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	500,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,779,141
Ordinary shares subject to possible redemption as of December 31, 2024	$39,582,820
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	375,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	413,357
Ordinary shares subject to possible redemption as of March 31, 2025	$40,371,177
Less:
Withdrawn in connection with redemption	(21,826,501)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	350,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	393,352
Ordinary shares subject to possible redemption as of June 30, 2025	$19,288,028
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	300,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	200,465
Ordinary shares subject to possible redemption as of September 30, 2025	$19,788,493
Less:
Withdrawn in connection with redemption	(8,456,654)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	250,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	179,152
Ordinary shares subject to possible redemption as of December 31, 2025	$11,760,990
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	150,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	103,756
Ordinary shares subject to possible redemption as of March 31, 2026	$12,014,746

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

As of March 31, 2026 and December 31, 2025, no promissory note was issued to related party.

Due to Related Party

On December 14, 2023, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space and secretarial and administrative support. As of March 31, 2026 and December 31, 2025, amount due to related party was $210,938 and $180,705 respectively consisting primarily of administrative services fees and website fees.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related party of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the three months ended March 31, 2026 and 2025, service fees of $5,250 and $5,250, respectively, have been incurred for these services.

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

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated March 31, 2026 and December 31, 2025.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. During the three months ended March 31, 2026, $514,846 of business combination related cost has been incurred. This activity has been recorded net in accompanying financial statements. As of March 31, 2026, the Company has incurred $2,331,466 in connection with the Business Combination. Oabay has reimbursed $1,346,633 and the receivable from Oabay related to the business combination expense is $0.

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

Risks and Uncertainties

The net proceeds of the IPO and the sale of the Private Placement Units held in the trust account will be invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, the Company believes there is no material exposure to interest rate risk.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East. In response to the ongoing war between Russia and Ukraine, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing wars between Russia and Ukraine, Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s ability to consummate an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The specific impact of these factors on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these unaudited condensed financial statements, and the unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

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

On December 14, 2023, the Company issued 287,500 founder shares for a consideration of $100, resulting in Bayview Holding LP holding a total of 569,250 founder shares and Peace Investment Holdings Limited holding a total of 1,155,750 founder shares. The payment of $100 was received on December 27, 2023. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. On January 28, 2024, a total of 225,000 ordinary shares were forfeited by the Sponsors as the underwriter’s over-allotment option expired unexercised.

On December 19, 2023, the Sponsors purchased an aggregate of 232,500 private placement units at a price of $10.00 per unit for a total purchase price of $2,325,000 in a private placement.

As of March 31, 2026 and December 31, 2025, there were 1,732,500 ordinary shares issued and outstanding, excluding the 1,005,792 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

The redemption amounts were paid from the Company’s Trust Account, and the redeemed shares were cancelled.

No redemptions occurred during the three months ended March 31, 2026 or March 31, 2025.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$12,014,746	$12,014,746	$—	$—

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$11,710,990	$11,710,990	$—	$—

NOTE 9 — SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, including net income (loss), which is comprised of interest and dividend earned on securities held in trust account and bank interest income, offset by formation and operating costs.

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Interest and Dividends earned on marketable securities held in trust account	$103,756	413,357
Interest from bank account	413	1,017
General and administrative expenses	(471,513)	$(270,459)
Net (loss) Income	$(367,344)	$143,915

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that require disclosure in the financial statements:

●	On April 17, 2026, the Company deposited $50,000 into the Company’s trust account to extend the period of time it has to consummate its initial business combination by one month from April 19, 2026 to May 19, 2026. The Extension is the fifth of up to six extensions permitted under the Second Amended and Restated Articles of Association, as amended, of the Company currently in effect. The extension payment was funded by Oabay pursuant to the promissory note arrangements (see Note 1).

●	On April 22, 2026, in connection with the Nasdaq hearing on March 31, 2026, the Company received written notice of the Panel’s decision, granting the Company’s request for continued listing on Nasdaq, subject to the following conditions: (i) On or before April 24, 2026, Staff shall transfer the Company to The Nasdaq Capital Market; and (ii) On or before June 19, 2026, the Company shall close its business combination with Oabay Inc. (“Oabay”) and demonstrate compliance with the initial listing rules of Nasdaq. Accordingly, effective as of the open of trading on April 24, 2026, the Company’s Securities were transferred to The Nasdaq Capital Market. The Nasdaq Capital Market is one of the three market tiers for Nasdaq-listed stock and is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. The Securities will continue to trade under the symbols “BAYA,” “BAYAU” and “BAYAR” and the Company does not expect the transfer to the Nasdaq Capital Market to have any material impact on the trading of its Securities.

●	On May 15, 2026, the Company deposited $50,000 into the Company’s trust account to extend the period of time it has to consummate its initial business combination by one month from May 19, 2026 to June 19, 2026. The Extension is the sixth of up to six extensions permitted under the Second Amended and Restated Articles of Association, as amended, of the Company currently in effect. The extension payment was funded by Oabay pursuant to the promissory note arrangements (see Note 1).

●	On May 19, 2026, the parties to the Merger Agreement entered into the Fourth Amendment to the Agreement and Plan of Merger, which extended the Outside Closing Date to December 19, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Bayview,” “our,” “us” or “we” refer to Bayview Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. As well as the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on March 13, 2026.   Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 16, 2023 (inception) to March 31, 2026, have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below and identifying a target company and completing the initial Business Combination. Following our IPO, we would not generate any operating revenues until the completion of our initial business combination. We would generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for business combination expenses.

For the three months ended March 31, 2026, we had net loss of $367,344, which primarily consisted of interest earned on marketable securities held in trust account and bank interest income of $104,169, offset by formation and operating costs of $471,513.

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

As of March 31, 2026, our cash and cash equivalent balance was $50,187. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of March 31, 2026, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

If we are not able to maintain a listing on the national exchange for our securities, the trading market for our securities will be adversely affected.

If we are not able to maintain a listing for our securities on Nasdaq for any reason, an active trading market for our securities may fail to develop or not be sustained. In the absence of an active trading market for our ordinary shares, shareholders may not be able to sell their shares when desired or at or above the prices at which they acquired them. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially and adversely affect our business.

Between August 2025 and March 2026, we received a series of deficiency notices from the Staff relating to various Nasdaq Rules, including: (i) the MVLS Notice on August 22, 2025, for failure to maintain a minimum MVLS of $50.0 million under the MVLS Rule; (ii) the MVPHS Notice on January 16, 2026, for failure to maintain a minimum MVPHS of $15.0 million under the MVPHS Rules; (iii) the Annual Meeting Notice on February 12, 2026, for failure to hold an annual meeting of shareholders within twelve months of the end of our fiscal year under the Annual Meeting Rule; (iv) the Delisting Notice on February 19, 2026, notifying us that we had not regained compliance with the MVLS Rule and were additionally not in compliance with the Minimum Public Holders Rule and the Annual Meeting Rule, and that our securities would be delisted from The Nasdaq Global Market unless we timely appealed; and (v) the Additional Staff Determination on March 19, 2026, for failure to maintain 1,100,000 publicly held shares under the PHS Rule. On December 16, 2025, we submitted the Transfer Application to transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market, believing that we would be better positioned to cure these deficiencies upon approval of the transfer. On February 23, 2026, we appealed the Delisting Determination by requesting a Hearing with the Nasdaq hearings panel, and on March 31, 2026, we attended the Hearing. On April 22, 2026, we received the Panel Decision, granting our request for continued listing on Nasdaq, subject to the following conditions: (1) on or before April 24, 2026, Staff shall transfer us to The Nasdaq Capital Market; and (2) on or before June 19, 2026, we shall close our business combination with Oabay, Inc. and demonstrate compliance with the initial listing rules of Nasdaq. Accordingly, effective as of the open of trading on April 24, 2026, our securities were transferred to The Nasdaq Capital Market. Our securities continue to trade under the symbols “BAYA,” “BAYAU” and “BAYAR,” and we do not expect the transfer to The Nasdaq Capital Market to have any material impact on the trading of our securities.

While the Panel Decision grants us continued listing on Nasdaq, there can be no assurance that we will satisfy the conditions imposed by the Panel Decision, including the requirement to close our business combination with Oabay and demonstrate compliance with the initial listing rules of Nasdaq on or before June 19, 2026. If we fail to satisfy these conditions, our securities may be delisted from Nasdaq. At delisting of our securities could negatively impact us by, among other things, reducing the liquidity and market price of our securities, reducing the number of investors willing to hold or acquire our securities, limiting our ability to issue additional securities or obtain additional financing in the future, and impairing our ability to provide equity incentives to our employees. A delisting could also materially and adversely affect the proposed merger transaction with Oabay.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the recent escalation of the conflict in the Middle East and Southwest Asia.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict, including the involvement of the United States. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, and the escalation of conflict in the Middle East, including the recent conflict between Iran and Israel, and in Southwest Asia, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, may lead to increased volume and price volatility for publicly traded securities or could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extended period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Amendment No. 3 to Merger Agreement, dated January 21, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signature	Position	Date

/s/Xin Wang	Principal Executive Officer and Director	May 20, 2026
Xin Wang	(Principal Executive Officer)

/s/ David Bamper	Principal Financial Officer	May 20, 2026
David Bamper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yuk Man Lau	Chairman	May 20, 2026
Yuk Man Lau

