Form 10-Q
period 2026-06-30
Bayview Acquisition Corp
filed 2026-08-13
CIK 1969475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 2,614,136 ordinary shares, par value $0.0001 issued and outstanding.

BAYVIEW ACQUISITION CORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAYVIEW ACQUISITION CORP

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$50,543	$44,129
Prepaid expenses	48,070	8,336
Total Current Assets	98,613	52,465
Investments held in trust account	10,763,268	11,710,990
Cash held in escrow account	-	50,000
Total Assets	$10,861,881	$11,813,455

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,217,199	$842,103
Promissory note – extension	2,075,000	1,775,000
Payable to target	1,228,932	669,311
Due to related party	241,192	180,705
Total Current Liabilities	4,762,323	3,467,119
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	6,862,323	5,567,119

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption (881,636 and 1,005,792 shares at redemption value of $12.21 and $11.69 as of June 30, 2026 and December 31, 2025, respectively)	10,763,268	11,760,990

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,732,500 shares issued and outstanding (excluding 881,636 and 1,005,792 shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	173	173
Additional paid-in capital	-	-
Accumulated Deficit	(6,763,883)	(5,514,827)
Total Shareholders’ Deficit	(6,763,710)	(5,514,654)
Total Liabilities and Shareholders’ Deficit	$10,861,881	$11,813,455

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2026	For The Six Months Ended June 30, 2025
Formation and operating costs	$478,312	$279,892	$949,825	$550,351
Loss from operations	(478,312)	(279,892)	(949,825)	(550,351)

Other Income:
Bank interest income	356	701	769	1,718
Interest and dividend earned on securities held in trust account	102,165	393,352	205,921	806,708
Total other income	102,521	394,053	206,690	808,426

Net income (loss)	$(375,791)	$114,161	$(743,135)	$258,075

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	959,404	3,470,245	982,470	3,588,968
Basic and diluted net income per shares, redeemable ordinary shares	$0.03	$0.09	$0.05	$0.19
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,732,500	1,732,500	1,732,500	1,732,500
Basic and diluted net loss per shares, non-redeemable ordinary shares	$(0.23)	$(0.12)	$(0.46)	$(0.24)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2026	1,732,500	$173	$-	$(5,514,827)	$(5,514,654)

Interest earned on trust account	-	-	-	(103,756)	(103,756)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(150,000)	(150,000)
Net loss	-	-	-	(367,344)	(367,344)
Balance as of March 31, 2026	1,732,500	$173	$-	$(6,135,927)	$(6,135,754)
Interest earned on trust account	-	-	-	(102,165)	(102,165)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(150,000)	(150,000)
Net loss	-	-	-	(375,791)	(375,791)
Balance as of June 30, 2026	1,732,500	$173	$-	$(6,763,883)	$(6,763,710)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2025	1,732,500	$173	$-	$(3,256,099)	$(3,255,926)

Interest earned on trust account	-	-	-	(413,357)	(413,357)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(375,000)	(375,000)
Net income	-	-	-	143,915	143,915
Balance as of March 31, 2025	1,732,500	$173	$-	$(3,900,541)	$(3,900,368)

Interest earned on trust account	-	-	-	(393,352)	(393,352)
Accretion of temporary equity into redemption value (extension deposit)	-	-	-	(350,000)	(350,000)
Net income	-	-	-	114,161	114,161
Balance as of June 30, 2025	1,732,500	$173	$-	$(4,529,732)	$(4,529,559)

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(743,135)	$258,075
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(205,921)	(806,708)
Changes in operating assets and liabilities:
Accrued expenses	375,096	460,226
Payable to target	559,621	-
Prepaid expenses	(39,734)	(14,649)
Due to related party	60,487	60,111
Net cash provided by (used in) operating activities	6,414	(42,945)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	1,503,643	21,826,501
Principal deposited into trust account in connection with extension	(350,000)	(625,000)
Principal deposited into trust escrow account	50,000	(100,000)
Net cash provided by investing activities	1,203,643	21,101,501

Cash flows from financing activities:
Redemption of ordinary shares	(1,503,643)	(21,826,501)
Proceeds from promissory note	300,000	725,000
Net cash used in financing activities	(1,203,643)	(21,101,501)

Net change in cash	6,414	(42,945)
Cash at beginning of period	44,129	93,620
Cash at end of period	$50,543	$50,675

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	205,921	806,708

The accompanying notes are an integral part of these unaudited financial statements.

BAYVIEW ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company’s sponsors are Peace Investment Holdings Limited, a British Virgin Islands company, and Bayview Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2026, the Company had not commenced any operations. All activities for the period from February 16, 2023 (inception) through June 30, 2026 related to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until the last extended date, December 19, 2026, to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less certain amount of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On May 14, 2025, the parties to the Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger pursuant to which the parties agreed to realign the sequence of the transactions contemplated by the Merger Agreement so that such sequence is as follows: (i) Merger Sub 3 will merge with and into Oabay Inc. (“Oabay”), with Oabay being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “Acquisition Merger”), and (ii) immediately following the Acquisition Merger, Merger Sub 1 will merge with and into SPAC, with SPAC being the surviving entity (the “First SPAC Merger” and together with the Acquisition Merger, the “Mergers”), each Merger to occur upon the terms and subject to the conditions set forth in the Second Amendment and in accordance with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands.

On January 21, 2026, the parties to the Merger Agreement entered into the Third Amendment to the Agreement and Plan of Merger, which extended the Outside Closing Date (as defined in the Merger Agreement) to June 15, 2026.

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

On December 12, 2025, the Company held another extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from December 19, 2025 up to six times to June 19, 2026, with all six extensions comprised of one month each (the “December 2025 Extension Amendment Proposal”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and the Trustee to allow the Company to extend the Termination Date up to six times from the Termination Date to June 19, 2026 with all six extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $50,000 per extension until June 19, 2026 (the “December 2025 Trust Agreement Amendment Proposal”).

In connection with the vote to approve the December 2025 Extension Amendment Proposal and the December 2025 Trust Agreement Amendment Proposal at the Extraordinary General Meeting on December 12, 2025, the holders of 727,970 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.62 per share, for an aggregate redemption amount of approximately $8,456,654.

In May 2026, the Company held another extraordinary general meeting virtually and in person, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from June 19, 2026 up to six times to December 19, 2026, with all six extensions comprised of one month each (the “2026 Extension Amendment Proposal”) and (ii) the proposal to amend the Company’s investment management trust agreement, dated December 14, 2023 by and between the Company and the Trustee to allow the Company to extend the Termination Date up to six times from the Termination Date to December 19, 2026 with all six extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $50,000 per extension until December 19, 2026 (the “2026 Trust Agreement Amendment Proposal”).

In connection with the vote to approve the 2026 Extension Amendment Proposal and the 2026 Trust Agreement Amendment Proposal, the holders of 124,156 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $12.11 per share, for an aggregate redemption amount of approximately $1,503,643.

From September 2024 through June 2026, the Company issued 12 promissory notes to Oabay to cover the expense in connection with the extension of the Business Combination, for an aggregate principal amount of $2,325,000. Through June 30, 2026, an aggregate of $2,075,000 funded by Oabay pursuant to promissory note arrangements was deposited into the trust account.

Going Concern Consideration

As of June 30, 2026, the Company had cash of $50,543 and a working capital deficit of $4,663,710. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 13, 2026.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalent balance of $50,543 and $44,129 as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of June 30, 2026 and December 31, 2025, the Trust Account had balances of $10,763,268 and $11,710,990, respectively. The dividends and interests earned from the trust account totaled $205,921 and $102,165 for the six and three months ended June 30, 2026, respectively, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income (loss)	$(375,791)	$114,161	$(743,135)	$258,075
Interest earned from trust account	(102,165)	(393,352)	(205,921)	(806,708)
Accretion of temporary equity into redemption value (extension deposit)	(150,000)	(350,000)	(300,000)	(725,000)
Net loss including accretion of temporary equity to redemption value	$(627,956)	$(629,191)	$(1,249,056)	$(1,273,633)

	For the three months ended June 30, 2026		For the three months ended June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(223,806)	$(404,150)	$(419,672)	$(209,519)
Income earned on investment held in Trust Account	102,165	-	393,352	-
Accretion of temporary equity to redemption value (extension deposit)	150,000	-	350,000	-
Allocation of net income (loss)	$28,359	$(404,150)	$323,680	$(209,519)

Denominators:
Weighted-average shares outstanding	959,404	1,732,500	3,470,245	1,732,500
Basic and diluted net income (loss) per share	$0.03	$(0.23)	$0.09	$(0.12)

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(451,998)	$(797,059)	$(858,978)	$(414,654)
Income earned on investment held in Trust Account	205,921	-	806,708	-
Accretion of temporary equity to redemption value (extension deposit)	300,000	-	725,000	-
Allocation of net income (loss)	$53,923	$(797,059)	$672,730	$(414,654)

Denominators:
Weighted-average shares outstanding	982,470	1,732,500	3,588,968	1,732,500
Basic and diluted net income (loss) per share	$0.05	$(0.46)	$0.19	$(0.24)

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

At June 30, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(2,460,000)
Allocation of offering costs related to redeemable shares	(4,163,327)
Plus:
Accretion of carrying value to redemption value	6,623,327
Ordinary shares subject to possible redemption	$60,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	107,055
Ordinary shares subject to possible redemption as of December 31, 2023	$60,107,055
Less:
Withdrawn in connection with redemption	(23,803,376)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	500,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,779,141
Ordinary shares subject to possible redemption as of December 31, 2024	$39,582,820
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	375,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	413,357
Ordinary shares subject to possible redemption as of March 31, 2025	$40,371,177
Less:
Withdrawn in connection with redemption	(21,826,501)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	350,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	393,352
Ordinary shares subject to possible redemption as of June 30, 2025	$19,288,028
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	300,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	200,465
Ordinary shares subject to possible redemption as of September 30, 2025	$19,788,493
Less:
Withdrawn in connection with redemption	(8,456,654)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	250,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	179,152
Ordinary shares subject to possible redemption as of December 31, 2025	$11,760,990
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	150,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	103,756
Ordinary shares subject to possible redemption as of March 31, 2026	$12,014,746
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	150,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	102,165
Withdrawn in connection with redemption	(1,503,643)
Ordinary shares subject to possible redemption as of June 30, 2026	$10,763,268

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

On January 28, 2024, a total of 225,000 ordinary shares were forfeited by the Sponsors subsequent to the IPO as the underwriter’s over-allotment option expired unexercised.

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

As of June 30, 2026 and December 31 2025, no promissory note was issued to related party.

Due to Related Party

On December 14, 2023, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space and secretarial and administrative support. As of June 30, 2026 and December 31, 2025, amount due to related party was $241,192 and $180,705 respectively consisting primarily of administrative services fees and website fees.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors, Inc., a related party of the Sponsors, to assist in preparing quarterly and annual financial statements. The Company has agreed to pay for such services at a fixed quarterly rate of $5,250 each quarter. For the six months ended June 30, 2026 and June 30, 2025, service fees of $10,500 and $10,500 have been incurred for these services.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units, securities underlying the unit purchase option, and Units that may be issued upon conversion of working capital loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter will be entitled to a deferred commission of $0.35 per Unit, or $2,100,000 in the aggregate. The deferred commission will be paid to the underwriters from the amounts held in the escrow trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred underwriting commission was reported as non-current liability on the balance sheet dated June 30, 2026.

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

Business Combination Transaction Costs

The Company has engaged several service providers specifically for the potential business combination. Per the agreed terms with Oabay, Oabay will be responsible for the expenses incurred in connection with the business combination. During the three months ended June 30, 2026, $340,865.98   of business combination related cost has been incurred. This activity has been recorded net in accompanying financial statements. As of June 30, 2026, the Company has incurred $2,616,105 in connection with the Business Combination. Oabay has reimbursed $1,540,131.97 and the receivable from Oabay related to the business combination expense is $0.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

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

As of June 30, 2026 and December 31, 2025, there were 1,732,500 ordinary shares issued and outstanding, excluding the 881,636 and 1,005,792 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

In connection with the general meeting held on May 28, 2026, the holders of 124,156 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $12.11 per share, for an aggregate redemption amount of approximately $1,503,643.

The redemption amounts were paid from the Company’s Trust Account, and the redeemed shares were cancelled.

As a result of these redemptions, a total of 124,156 and 1,975,249 Ordinary Shares were redeemed during the six months ended June 30, 2026, and June 30, 2025, for an aggregate redemption amount of approximately $1,503,643 and $21,826,501. The redemption amounts were paid from the Company’s Trust Account, and the redeemed shares were cancelled.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$10,763,268	$10,763,268	$—	$—

		Quoted	Significant	Significant
	As of	Prices in	Other	Other
	December	Active	Observable	Unobservable
	31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$11,710,990	$11,710,990	$—	$—

NOTE 9—SEGMENT INFORMATION

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

	For the Six Months	For the Six Months
	Ended	Ended
	June 30,	June 30,
	2026	2025
Interest and Dividends earned on marketable securities held in trust account	$205,921	806,708
Interest from bank account	769	1,718
Formation and operating costs	(949,825)	$(550,351)
Net (loss) Income	$(743,135)	$258,075

The key measure of segment profit or loss reviewed by the Company’s CODM is net income (loss), which is comprised of dividends earned on marketable securities held in trust account and interest from the bank account, offset by formation and operating costs. Net income (loss) is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the required completion window. The CODM also reviews net income (loss) to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that require disclosure in the financial statements:

●	On July 2, 2026, the Company received a written notice (the “2026 Notice 4”) from the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (the “Nasdaq”) that the Panel has determined to delist the Company’s securities from Nasdaq (the “Delisting Determination”) due to the Company’s failure to complete its business combination with Oabay on or before June 19, 2026. Accordingly, the Panel suspended trading of the Company’s securities from Nasdaq, effective as of the open of trading on July 7, 2026, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. On July 17, 2026, the Company submitted a written Request for Review of Hearings Panel Decision and again requested that Nasdaq grant a limited extension of the business combination deadline to December 19, 2026. Nasdaq confirmed receipt of the request on July 20, 2026, and on July 31, 2026, the Company submitted a Memorandum Appealing Hearings Panel Decision to Nasdaq in support of the request.

●	On July 14, 2026, the Company deposited $50,000 into the Company’s trust account to extend the period of time it has to consummate its initial business combination by one month from July 19, 2026 to August 19, 2026. The Extension is the second of up to six extensions permitted under the Second Amended and Restated Articles of Association, as amended, of the Company currently in effect.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 16, 2023 (inception) to June 30, 2026, have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below and identifying a target company and completing the initial Business Combination. Following our IPO, we would not generate any operating revenues until the completion of our initial business combination. We would generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for business combination expenses.

For the three months ended June 30, 2026, we had a net loss of $375,791, which primarily consisted of formation and operating costs of $478,312, offset by interest earned on marketable securities held in trust account and bank interest income of $102,521.

For the six months ended June 30, 2026, we had a net loss of $743,135, which primarily consisted of formation and operating costs of $949,825, offset by interest earned on marketable securities held in trust account and bank interest income of $206,690.

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

Liquidity, Capital Resources and Going Concern

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

As of June 30, 2026, our cash and cash equivalent balance was $50,543 and a working capital deficit of $4,663,710. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur transaction costs in pursuit of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required, as described above. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management believes that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of the uncertainty.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Parties.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the Registration Statement, as we have conducted no operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of June 30, 2026, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

On December 16, 2025, we submitted the Transfer Application to transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market, believing that we would be better positioned to cure these deficiencies upon approval of the transfer. On February 23, 2026, we appealed the Delisting Determination by requesting a Hearing with the Panel, and on March 31, 2026, we attended the Hearing. On April 22, 2026, we received the Panel Decision, granting our request for continued listing on Nasdaq, subject to the following conditions: (1) on or before April 24, 2026, Staff shall transfer us to The Nasdaq Capital Market; and (2) on or before June 19, 2026, we shall close our business combination with Oabay and demonstrate compliance with the initial listing rules of Nasdaq. Accordingly, effective as of the opening of trading on April 24, 2026, our securities were transferred to The Nasdaq Capital Market.

On May 7, 2026, we submitted a Request for Review of Hearings Panel Decision (the “Request”) and requested that Nasdaq grant a limited extension of the business combination deadline from June 19, 2026, to December 19, 2026. On May 8, 2026, Nasdaq confirmed receipt of the Request and on May 20, 2026, we submitted a Memorandum Appealing Hearings Panel Decision to Nasdaq in support of the Request. On June 5, 2026, the Staff submitted to the Nasdaq Listing and Hearing Council (the “Council”) a letter arguing that the Council should reject the Request due to our non-compliance with the MVLS Rule. On June 8, 2026, we submitted a Supplement to the Memorandum Appealing Hearings Panel Decision to Nasdaq in support of the Request. On July 2, 2026, the Council determined to delist the Company’s securities. As such, the Company’s securities were suspended from trading on July 7, 2026. On July 17, 2026, we submitted a written Request for Review of Hearings Panel Decision and again requested that Nasdaq grant a limited extension of the business combination deadline to December 19, 2026. Nasdaq confirmed receipt of the request on July 20, 2026, and on July 31, 2026, we submitted a Memorandum Appealing Hearings Panel Decision to Nasdaq in support of the request.

There can be no assurances that Nasdaq will grant the appeal, and our securities may be delisted. A delisting of our securities could negatively impact us by, among other things, reducing the liquidity and market price of our securities, reducing the number of investors willing to hold or acquire our securities, limiting our ability to issue additional securities or obtain additional financing in the future, and impairing our ability to provide equity incentives to our employees. A delisting could also materially and adversely affect the proposed merger transaction with Oabay.

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
3.1

Form of Amendment to the Second Amended and Restated Articles and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2026).

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

Signature	Position	Date

/s/Xin Wang	Principal Executive Officer and Director	August 13, 2026
Xin Wang	(Principal Executive Officer)

/s/ David Bamper	Principal Financial Officer	August 13, 2026
David Bamper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yuk Man Lau	Chairman	August 13, 2026
Yuk Man Lau

